Form 10KSB
period 1999-12-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2000-04-24
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission File Number 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.

          NEVADA                                              65-0684400
 ------------------------------                         ----------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)

   9960 CENTRAL PARK BOULEVARD, #302
        BOCA RATON, FLORIDA                                        33428
 -----------------------------------------              ----------------------
  (Address of principal executive offices)                     (Zip Code)


Company's telephone number, including area code:  (561) 477-8020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for fiscal year 1999 were $22,021.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $33,990,200 based on the closing price of $1.28 as of April 12, 2000.*

As of April 12, 2000, the Company had a total of 39,650,660 shares of common stock outstanding.

--------------------
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

          Portions of Proxy Statements for 2000 Annual Meeting - Part III

                                                                                                               Page
                                                                                                               ----

PART I   ....................................................................................................... 1

         ITEM 1.        DESCRIPTION OF BUSINESS..................................................................1

         ITEM 2.        DESCRIPTION OF PROPERTY.................................................................16

         ITEM 3.        LEGAL PROCEEDINGS.......................................................................17

         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................17

PART II  .......................................................................................................18

         ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS................................18

         ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................18

         ITEM 7.        FINANCIAL STATEMENTS....................................................................21

         ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                        DISCLOSURE..............................................................................21

PART III .......................................................................................................22

         ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:  COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT.......................................................22

         ITEM 10.       EXECUTIVE COMPENSATION..................................................................22

         ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................22

         ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................22

         ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K........................................................22


SPECIAL NOTE - FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS OF SIMILAR IMPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE SUCCESS AND SUBSEQUENT ACCEPTANCE OF NEW MEDICAL RESEARCH AND DEVELOPMENT; THE REGULATORY FRAMEWORK OF THE HEALTH CARE INDUSTRY; THE COMPANY'S ABILITY TO CREATE, SUSTAIN, MANAGE OR FORECAST ITS GROWTH; ITS ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; ITS ABILITY TO PROTECT TECHNOLOGY; CHANGES IN ITS BUSINESS STRATEGY OR DEVELOPMENT PLANS; COMPETITION; DEMOGRAPHIC CHANGES; BUSINESS DISRUPTIONS; ADVERSE PUBLICITY; AND INTERNATIONAL, NATIONAL AND LOCAL GENERAL ECONOMIC AND MARKET CONDITIONS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         Jacobson Resonance Enterprises, Inc. (the "Company"), is in transition from a development stage company to an operating company and has not had any significant revenue from operations to date. The Company is a Nevada corporation incorporated on March 6, 1988, and originally known as Pioneer Services International, Ltd. On June 4, 1996, the Company acquired Jacobson Resonance Machines, Inc., a closely-held Florida corporation, in exchange for 57,220,000 shares of the Company's common stock, or a 92% equity interest in the Company. On July 30, 1998, the Company changed its name to Jacobson Resonance Enterprises, Inc.

         The Company is developing electromagnetic resonance technology patented by Dr. Jerry I. Jacobson ("Jacobson Resonance") for medical, commercial, agricultural and industrial applications. Jacobson Resonance utilizes weak, low-frequency electromagnetic fields to beneficially alter molecular characteristics. The Company is currently negotiating, and will continue to use, joint venture and licensing arrangements, as well as its own resources, to develop, manufacture, distribute and market various applications of Jacobson Resonance.

THE TECHNOLOGY

         The principles behind Jacobson Resonance are derived from physics. Dr. Jerry I. Jacobson, trained as a dentist and oral surgeon, developed an interest in magnetotherapy through his extensive research and study of the work of Albert Einstein. Einstein tried in vain to develop an algebraic unified-field equation, which could potentially provide a semblance of order to the way nature works. Although he failed to isolate the principle, Einstein was certain of its possibility and named the principle the "Unified Field Equation." Dr. Jacobson pinpointed the principle that eluded Einstein and became the first person in the world to file a specification with the U.S. Patent Office conceiving the idea of how quantum physics united with relativity. While Dr. Jacobson's specification did not change quantum physics or relativity, he demonstrated a practical way to unite them, adding a new dimension to quantum physics and extending Einstein's theory of relativity.

         Dr. Jacobson has quantified gravity as it relates to matter. According to Dr. Jacobson, energy, which equals mass times the speed of light squared, also equals BVL-q where "B" stands for magnetic field, "V" for velocity, "L" for length and "q" for a unit electrical charge of one coulomb. Dr. Jacobson considers the Jacobson Resonance equation, mc2 = BVL-q, to be a fundamental law of nature. Reduced to layperson terms, the right side of the equation equals energy created by the interaction of any conductive body with a magnetic field. The left side of the equation represents gravitational energy contained in a mass within a conductor.

         With this newly discovered law of nature, Dr. Jacobson ventured into terrain that was previously believed nonexistent. According to the laws of quantum physics, the pico tesla fields and nanogauss fields (similar to the magnetic profile of the brain, the heart and the liver) were too weak to produce heat or trigger chemical reactions. It followed that living systems could not be beneficially influenced. Dr. Jacobson set out to build a resonator machine (the "Jacobson Resonator") that would track this new law of nature and, in due course, discover the appropriate resonance for a patient. Once engaged, he firmly believed that living systems could be beneficially influenced. The challenge was connecting these very weak force-fields with biochemically induced interactions.

         The Company is developing, manufacturing, distributing and marketing various applications of Jacobson Resonance. The Company believes that it must focus its attention and resources on particular applications of Jacobson Resonance. The core application of Jacobson Resonance is medical, followed by commercial, agricultural and industrial applications.

MEDICAL APPLICATIONS

         The Company designs and develops electromedical and electrotherapeutic medical devices that utilize Jacobson Resonance for the non-invasive treatment of disease and musculoskeletal injury. Recognizing that atoms are essentially magnets, and that electromagnetism holds atoms together, Jacobson Resonance manipulates atoms through electromagnetically-induced resonances. Put another way, Jacobson Resonance is a kind of vibrational medicine that attempts to manipulate atoms in order to return balance, or homeostasis of function, to the human body, which in turn can potentially ameliorate symptoms. Jacobson Resonance is based on the principle of magnetotherapy.

         Magnetotherapy can treat human pathologies with magnetic force-fields. In treating disease, Jacobson Resonance employs a weak electromagnetic force-field in harmony with the human body's electromagnetic field to produce gravity waves and electromagnetically-induced vibrations, which in turn appear to render viruses and bacteria incapable of invading healthy cells and allow infected cells to regain normalcy.

         Magnetotherapy can provide cells with the stimulation necessary to promote healing. In treating musculoskeletal injury, Jacobson Resonance attempts to give the body's natural healing process a push, by altering the electromagnetic force-field of a patient to increase the rate of production of regenerative tissues. The natural process of musculoskeletal tissue healing involves a complex interaction of several physiological processes, which include the stimulation of specific cells such as osteoblasts, fibroblasts and endothelial cells. When an injury occurs, growth factors are produced at the healing site which stimulate selected cells to initiate the healing cascade. In most cases, these cells are able to initiate repair in response to an injury and restore the musculoskeletal tissue to its original strength and structure. Cell stimulation is a necessary component of tissue regeneration and is dependent upon certain triggering events that activate the production of connective tissue.

         While the Company is one of many engaged in magnetotherapy, the Company's approach to magnetotherapy is substantially different from its competitors in that Jacobson Resonance uniquely utilizes weak force-fields. Most of the Company's competitors, including Biomagnetics, the Biomet division of Electro-biology, Dispulse Corporation of America, Electropharmacology, Exogen, Orthofix and Orthologic, produce electromagnetic devices which utilize magnetic fields more than one million times the strength of the Jacobson Resonance fields. Strong force-fields can potentially jiggle very large masses within biosystems, posing the risk of promoting tumorigenises and producing cancer. By contrast, Jacobson Resonance uses magnetic force-fields that are normal to the human body, utilizing very weak force-fields involving pico tesla fields, nanogauss fields and even weaker force-fields. Pico tesla and nanogauss fields are equivalent to the normal magnetic profiles of the brain, the heart and other organs of the human body. Pico tesla fields are about 50,000,000 times weaker than the earth's geomagnetic field, and nanogauss fields are about 500,000,000 times weaker. To place this in proper perspective, magnetic resonance imaging ("MRI") systems routinely use magnetic force-fields that are 20,000 times STRONGER than the earth's geomagnetic field.

         The Jacobson Resonators were originally fabricated at the Stennis Space Center by NASA subcontractors and emit pico tesla and nanogauss force-fields. These force-fields emit physiologic and benign non-ionizing electromagnetic radiation, causing no impairment to atoms or their surrounding electrons. Most human patients do not feel or sense the force-fields during treatment and, to date, attendant effects have been limited to occasional tingling sensations.

         Currently, in treating human patients, the selection of the appropriate electromagnetic field for a particular type of disorder involves a mathematical calculation and requires trial based upon theory. Achieving resonance has required time and patience because various critical molecules must be identified for a particular disorder in order to reorder electrophysiological states back to normalcy. The Company is attempting to produce a peripheral product, an "intensity sweep" device, which, once perfected, will be able to scan hundreds of weak electromagnetic fields in a matter of minutes and identify the fields that provide resonance. This technology will eliminate the time-consuming methodology currently employed to determine resonance. To the Company's knowledge, there is no other commercially available apparatus or device that is attempting to lock into the patient's magnetic force field and produce vibrations which reinforce and re-establish the normal structure of molecules and coherent communication between atoms. There is increasing research and interest in the phenomena discovered by Dr. Jacobson. Much of this interest has been ignited by Dr. Jacobson's many articles and extensive testing.

         The Company believes that it must focus its attention and resources on particular medical applications of Jacobson Resonance. The core medical application of Jacobson Resonance is the treatment of chronic pain, including osteoarthritis of the knee joint. Other, secondary medical applications which are currently under research and development include the treatment of Alzheimer's Disease, cardiac pacing, epilepsy, Parkinson's Disease and Multiple Sclerosis.

JACOBSON RESONATORS FOR CHRONIC PAIN REDUCTION

         The Company is using Jacobson Resonance for the reduction of chronic pain. Osteoarthritis, rheumatoid arthritis, lower back injuries, tendinitis, muscle spasms, sports injuries, carpal tunnel and tarsal tunnel syndromes, neuropathy and migraine, tension, cluster, sinus and menstrual headaches all cause chronic pain. Based on data developed by the National Chronic Pain Outreach Association, an estimated 34 million people in the United States of America suffer from chronic pain and approximately 50 million work days are lost annually because of chronic pain.

         The Company currently utilizes seven different models of the Jacobson Resonator for the reduction of chronic pain, four of which are designed for clinical use. The largest clinical model is comprised of a pair of Helmholtz coils that are seven feet in diameter and placed on a common axis three and a half feet apart (to encompass a full human frame). The next largest clinical model is comprised of a pair of Helmholtz coils that are four feet in diameter (to treat patients who are lying down.). A third clinical model is comprised of a pair of Helmholtz coils that are 22 inches in diameter and placed on a common axis eleven inches apart, which can be expanded to 16 inches or 20 inches. The fourth clinical model is comprised of a pair of Helmholtz coils that are 18 inches in diameter and placed on a common axis nine inches apart. The latter two models can encompass a human head, joint or portion of a limb.

         The clinical resonators require Food and Drug Administration clearance before they can be commercially used in the United States of America. See "Government Regulation." The Company has not yet received FDA approval for the commercialization of its clinical resonators in the United States of America. However, the FDA has determined that the pico tesla and nanogauss force-fields generated by the Jacobson Resonator are of non-significant risk, which determination permits the Company to conduct studies on human subjects while gathering data on safety and effectiveness. The Company completed double blind and randomized clinical studies in early 1999 and submitted to the FDA on May 27, 1999, its pre-market notification report for the 18-inch Jacobson Resonator in the treatment of osteoarthritic pain of the knee. At the request of the FDA, the Company filed an addendum to the report on September 17, 1999. The Company is currently awaiting the FDA response.

         The clinical resonators also require CE Marking before they can be commercially used in the European Economic Union. See "Government Regulation." The Company has not yet received CE Marking for the commercialization of its clinical resonators in the European Economic Union. In December 1998, the Company filed its application for CE Marking for the entire chronic pain spectrum for the 18-inch Jacobson Resonator. On April 28, 1999, the 18-inch Jacobson Resonator passed the technical homologation process, meaning that it met all of the electrical, mechanical and electromagnetic requirements so that human clinical trials could begin in Europe. The Company performed the required clinical trials from June to September 1999. Also in June 1999, the seven-foot model passed the technical homologation process. Because of the 18-inch Jacobson Resonator clinical trials, no clinical trials of the seven-foot model are expected to be required.

         In January 2000, the Company completed double blind and randomized clinical studies demonstrating the efficacy of the Jacobson Resonators in the treatment of arthrosis of the knees, and submitted its final report to the Spanish Ministry of Health as part of its CE-Marking petition. The Company anticipates receiving CE Marking for both the 18-inch and seven-foot models some time in the second quarter of 2000. Once that approval is received, the 22-inch and four-foot clinical models need only pass the technical homologation process before they can be commercially used in the European Economic Union.

         The other three models of the Jacobson Resonator are portable models. One portable model consists of a Helmholtz coil that is nine inches in diameter for use on human limbs. A second portable model is an oval of nine inches by six inches for the treatment of lower back pain. The third model is a single coil that is five inches in diameter and designed for placement anywhere on the human body. The portable models do not require either FDA approval for use in the United States of America or CE-Mark approval for use in the European Economic Union.

         The Helmholtz coils are networks of flat and circular coils. Each coil is connected in series to a power generator and attenuator. By design, Helmholtz coils of equal diameter are paired and share a common axis that is equal in length to the radius of either coil. An identical low-level current is conveyed through each coil to ideally produce a homogeneous and evenly dispersed field of magnetic intensity. The amplitudes used are in the pico tesla range and the frequencies are extremely low, generally from 0-28 Hertz (EEG frequencies).

         Quantum Resonance Technologies, Inc. ("QRTI"), builds the prototypes of the Company's clinical and portable resonators and is also making the portable resonators. Benvenutti Electrical Apparatus & Repair, Inc. ("B.E.A.R."), an electrical apparatus manufacturer in Gulfport, Mississippi, collaborates with QRTI and manufactures the Company's clinical resonators.

         The Company plans to distribute the clinical models of the Jacobson Resonators in the United States of America through existing medical device distributors. With respect to the portable models, the Company plans to place them in chain stores and other locations where magnet therapy products are currently being sold. In December 1999, the Company entered into a licensing agreement with ABM Manufacturing, Inc. and a distribution agreement with Akron Bio-Medical Corporation for the portable models of the Jacobson Resonator, to be sold under the product line "Back to Normal."

         Alfonso Serrato is leading the European initiative. Mr. Serrato is a director of the Company and a former executive officer of Medtronic, Inc., a New York Stock Exchange company that is a leading manufacturer and distributor of medical devices around the world. Mr. Serrato worked for Medtronic, Inc., in various capacities, including Vice President of Worldwide Manufacturing and Vice President of Pacing Operations, for approximately 18 years until 1996.

         To date, the Company has entered into two agreements with Serrato Enterprises L.L.C. ("Serrato Enterprises"), an entity controlled by Mr. Serrato. In February 1999, the Company executed a ten-year license agreement with Serrato Enterprises for the marketing and distribution of the Company's chronic pain reduction products in Europe, Africa and the Middle East, excluding Israel and the nations that formerly constituted the Union of Soviet Socialist Republics. In January 2000, the Company executed a ten-year manufacturing agreement with Serrato Enterprises, under which the Company will receive manufacturing royalties based on type and production volume of resonators manufactured by Serrato Enterprises.

         In October 1999, in anticipation of receiving CE-Marking for the commercialization of its clinical resonators, the Company opened a new training, research and development facility in Marbella, Spain. The Company plans to contract with Compania Aeronautica, S.A., a Spanish aircraft manufacturer, for the partial manufacture of Jacobson Resonators, with final calibration and assembly to be completed by Serrato Enterprises.

OTHER PLANNED MEDICAL APPLICATIONS OF JACOBSON RESONANCE

         In addition to chronic pain treatment applications, the Company plans to develop Jacobson Resonance for other medical applications. Researchers are currently investigating the effects of Jacobson Resonance on Alzheimer's Disease, cardiac pacing, epilepsy, Parkinson's Disease, Multiple Sclerosis, nerve regeneration, angina and cancer. See Item 6, "Management's Discussion and Analysis, Research and Development." The Company is also examining the potential application of Jacobson Resonance to veterinary medicine, including the treatment of leg and back pain in horses. The physiologic force-fields of Jacobson Resonance can also be utilized in health spa jacuzzis to provide invigorating effects, which might improve health and well-being.

         In one completed study, Jacobson Resonance demonstrated effectiveness in the treatment of cardiac arrhythmias in dogs. The Company believes that this study can lead to the Jacobson Resonator becoming a required medical device for every hospital emergency room. It hopes to license this use to a larger medical products company for development, marketing and distribution.

         In February 2000, Dr. Jacobson received a U.S. Patent entitled, "Method for Amerliorating the Aging Process and the Effects Thereof Utilizing Electromagnetic Energy." He has licensed this patent to the Company. The magnetic fields covered by the patent are physiological and occur naturally in the human body. Aging may be referred to as collective changes within a biological system that can prevent cellular functions, genetic information transfer and chromatin structure. The Company plans to research how Jacobson Resonance, through magnetic influence, can potentially enhance cellular communications, cooperativity and reorient the spin angular momenta of basic particles to slow down the aging process.

NON-MEDICAL APPLICATIONS OF JACOBSON RESONANCE

         In addition to medical applications, the Company has developed and plans to continue developing Jacobson Resonance for use in commercial, agricultural and industrial applications. Jacobson Resonance can restructure water molecules to create greater inter-atomic communication and improve absorption, coherence, cooperativity and harmony between systems, and stability. Studies have demonstrated that resonated drinking water may improve digestion, speed absorption of nutrients in the gastrointestinal tract and provide ancillary benefits such as greater regularity, increased stamina and improved circulation.

         In January 2000, the Company executed a licensing agreement with RealPure Beverage Group, LLC, of Jackson, Mississippi, for the use of Jacobson Resonance in multiple water and beverage products lines, including exclusive marketing and distribution. Previously, B.E.A.R. built a new industrial model of the Jacobson Resonator for the Company consisting of three coils, each ten feet in diameter, placed vertically and connected in series for water resonation. RealPure will use this machine to resonate its water products. The beverages scheduled for resonation include RealPure spring water, as well as a new pediatric beverage, a new geriatric beverage and the new "Real Pro" hi-energy sport drink.

         Preliminary testing has shown that resonated water enhances the rate of growth and increases the total weight of plants and fruits. See Item 6, "Management's Discussion and Analysis, Research and Development." Other potential agricultural applications include enhancing the health and growth cycles of fish and shellfish, rice farming, forestry and lumber operations, greenhouse facilities, citrus production, wine production and landscaping.

         Resonation of cosmetics, nutraceuticals and pharmaceuticals should promote their respective absorption rates and reduce their respective toxicity to living systems. In July 1999, the Company announced the signing of a letter of intent for technology transfer and licensing with O2 Marketing Group, Inc., a manufacturer of consumer-oriented oxygen products for the cosmetics, nutraceutical and pharmaceutical industries. The Company will grant O2 Marketing Group, Inc. an exclusive license to use Jacobson Resonance for not less than ten years covering the Republic of South Africa. O2 Marketing Group, Inc., will grant the Company a license for not less than ten years covering O2's pure-air system devices, technology and products. Also, in February 2000, the Company signed a letter of intent with Genesis Group International (GGIC) to license the use of Jacobson Resonance in the development, distribution, marketing and sale of GGIC's all-natural and resonated family of nasal sprays worldwide.

         Jacobson Resonance also has industrial applications. Resonated water can potentially increase adhesion and bonding between mixtures of sawdust, sand and cement. A licensing agreement is currently pending between the Company and Enviro-Products, Ltd., a Canadian manufacturer of patented composite cement building blocks. Resonated water might also lead to the development of energy-efficient home water purification systems by providing a cleaner, less toxic environment and preventing calcium and other mineral deposits which restrict pipes and damage appliances. Preliminary testing is being conducted regarding the effects of resonation on primers and alloys; if resonance promotes improved adhesion and surface protection with less degradation, Jacobson Resonance can potentially be utilized in the marine, aerospace and automotive painting and coating industries.

GOVERNMENT REGULATION

         UNITED STATES OF AMERICA

         In the United States of America, the Company's four clinical Jacobson Resonators for reduction of chronic pain and future clinical products, if any, are extensively regulated as medical devices by the federal Food and Drug Administration (the "FDA"). The FDA regulates the clinical testing, manufacturing, labeling, distributing, and promoting of medical devices. Prior to commercial sale in the United States, each of the Company's clinical products must undergo an extensive regulatory approval process conducted by the FDA under the Food, Drug and Cosmetic Act (the "FDC Act"). Noncompliance with applicable requirements can result in failure to receive regulatory clearance or approval of devices, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

         Under the FDC Act, all medical devices are classified into three classes: Class I, II or III. Classification identifies the level of regulatory control that is necessary to assure the safety and effectiveness of a medical device, as well as the marketing process (either pre-market notification under 510(k) or pre-market approval ("PMA")) the manufacturer must complete, unless exempt, in order to obtain FDA clearance for marketing.

         Class I devices are subject to the least regulatory control because they present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. They are subject only to "general controls," which require adherence to the requirements of (a) registration, (b) medical device listing, (c) Good Manufacturing Practices, (d) labeling and (e) pre-market notification. Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, but for which existing methods are available to provide such assurances, such as special labeling requirements, mandatory performance standards and post-market surveillance. Class III devices are subject to the most stringent regulatory controls because insufficient information exists to assure safety and effectiveness solely through general or special controls. They must satisfy the PMA requirements.

         The portable models of the Jacobson Resonator are classified as Class I devices because they are battery-operated, are of "non-significant risk" and have no medical claims associated with them. As a result, they are not subject to FDA approval before marketing, distribution and sale.

         After consultation with the FDA and subject to demonstration of effectiveness through human clinical trials, the Company believes that its clinical Jacobson Resonators will be classified as Class II devices. As Class II devices, the clinical Jacobson Resonators will not be subject to PMA as required of Class III devices, but will be subject to general controls and special controls, including pre-market notification under 510(k). A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective as, or "substantially equivalent" to, a legally marketed device that is not subject to PMA. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). A device is deemed substantially equivalent to a predicate device if (a) it has the same intended use as the predicate device, and (b) either has the same technological characteristics as the predicate device, or has different technological characteristics that do not raise new questions of safety and effectiveness, and (c) the sponsor demonstrates that the device is as safe and effective as the legally marketed device.

         Investigational Device Exemptions ("IDE") allow manufacturers to ship and use unapproved medical devices intended solely for investigational use involving human subjects. The IDE regulation applies to most clinical studies in the U.S. that are undertaken to gather safety and effectiveness data about a medical device. There are two categories of devices covered by the IDE regulation: (1) Significant Risk devices and (2) Non-Significant Risk ("NSR") devices. Significant Risk devices require both FDA and Institutional Review Board ("IRB") approval prior to initiation of a clinical study. NSR devices require only IRB approval prior to initiation of a clinical study. Clinical studies are often conducted to support pre-market notification or PMA. Thus, an investigational device is one that has not been given 510(k) clearance or PMA for marketing in the U.S. but is exempted from these requirements in order to collect safety and effectiveness data. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. The FDA requires that all clinical evaluations of investigational devices, unless exempt, have an approved IDE before the study is initiated.

         The Company has not yet received FDA approval for the commercialization of its clinical resonators in the United States. In 1997, the Company filed its submission with the FDA seeking a determination that the 18-inch clinical Jacobson Resonator qualified as an NSR device for the treatment of osteoarthritis pain of the knee. On March 4, 1999, the FDA determined that the Company's clinical study of the 18-inch clinical Jacobson Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable provision of the IDE. This determination in effect means that the resonator meets the FDA requirements as to safety.

         In 1999, the Company completed double-blind and randomized clinical studies to demonstrate effectiveness of the 18-inch Jacobson Resonator in the treatment of osteoarthritis pain of the knee, and submitted its pre-market notification report (510(k)) to the FDA on May 27, 1999. At the request of the FDA, the Company filed an addendum to the report on September 17, 1999. The Company is currently awaiting the FDA response. The Company anticipates FDA approval of its 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee sometime in the second quarter of 2000. There is not assurance that FDA approval will be granted then, if at all.

         The Company will be required to obtain FDA approval of a new pre-market application or pre-market application supplement before making any change to the Jacobson Resonators affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New pre-market applications and pre-market application supplements generally require submission of information needed to support the proposed change and often require additional clinical data. The Company may decide, or may have to, obtain PMAs and PMA supplements for its future products or other uses. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device for the uses specified in the PMA application. The Company cannot guarantee that any PMA application relating to the Jacobson Resonator that is filed will be granted. If the Company does obtain a PMA, it may be required to file PMA supplements for new or expanded uses of the Jacobson Resonator and for any material modifications to it. If a PMA supplement is not accepted by the FDA for a new or expanded use or material modification of the Jacobson Resonator, the Company must commence and complete the entire pre-market approval process with respect to such use or modification. The Company cannot guarantee that any PMA supplement that it files will be accepted.

         Any products manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuous regulation by the FDA, including record-keeping requirements, reports of adverse experience with the use of the device, post-market surveillance, post-market registry, and other actions as deemed necessary by the FDA. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. The Company and its agents may promote products only for the products' approved indications. The labeling and advertising of most FDA-regulated products, including the Jacobson Resonators, are also subject to the jurisdiction of the Federal Trade Commission, the Occupational Safety and Health Administration and other governmental entities. The Company cannot guarantee that the FDA will not impose regulations that could adversely affect its ability to market, sell, or be reimbursed for the Jacobson Resonator. In addition, the Company cannot guarantee that it will not become subject to FDA actions should physicians prescribe the Jacobson Resonator for unapproved uses.

         As a medical device manufacturer registered with the FDA whose products are listed with the FDA, the Company's products and facilities will be subject to inspection on a routine basis by the FDA with regard to product designs, manufacturing, testing, control, process validation and similar activities. Future inspections could result in adverse findings and harm the Company's ability to manufacture and market its Jacobson Resonators, which in turn would significantly harm the Company's business.

         The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. The Company cannot guarantee that the FDA will approve its current or future products in a timely manner, if at all. If the Company experiences delays or failure in obtaining such approvals, or if previously granted approvals are rescinded, or if the Company fails to comply with existing or future regulatory requirements, then its business, financial condition, results of operations and cash flows will be materially and adversely affected. Furthermore, even if such approvals are granted, the Company cannot guarantee that it will be successful in commercializing or achieving market acceptance of the Jacobson Resonators for the treatment of chronic pain or any other applications. The Company's inability to commercialize successfully the Jacobson Resonators will severely harm its business.

         The Company is also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire- hazard control, and disposal of hazardous or potentially hazardous substances. The Company cannot guarantee that it will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon its business, financial conditions, results of operations, or cash flows.

         EUROPE

         In order to market and sell the Jacobson Resonator or any future products in foreign markets, the Company must comply with foreign government regulations. These laws differ substantially from country to country. In order to market and sell the Jacobson Resonators in the European Union, the resonators must bear CE Marking. In order to obtain CE Marking, the Company will be required to comply with the Medical Device Directive, which became effective in June 1998 and regulates most medical devices. The actual CE Marking consists of the letters "CE" which a manufacturer affixes to its products for access to the European market; the letters "CE" are an abbreviation of the French phrase "Conformite Europeene." CE Marking on a medical device indicates that a manufacturer has complied with all of the requirements of the Medical Device Directive.

         A medical device manufacturer applying for CE Marking privileges must ensure that the device complies with various requirements. Medical devices must conform to basic requirements concerning product design, testing and control, as well as "Essential Requirements," which demonstrate safety and performance and which justify potential side effects and risks. The Essential Requirements impose, in part, requirements concerning labeling and instructions for use. However, many countries have rather imprecise rules; not all countries have decided whether to insist on inclusion of their own language on device labels, while other countries require their national language only where necessary. After achieving conformity with the requirements of the directive and meeting the "harmonized standards" agreed upon by the various member states of the European Community, the medical device manufacturer prepares a "declaration of conformity," which contains identity information of the manufacturer or its authorized European representative. Finally, subject to regulations pertaining to placement, the CE Marking is placed on the device.

         The Essential Requirements require every non-European medical device manufacturer exporting to Europe to appoint an Authorized European Address, or agent, to ensure that the responsibility for compliance with Medical Device Reporting is delegated to a party who resides in Europe and is subject to European law. The authorized European agent serves as an interface between a manufacturer and governmental authorities and must verify whether the manufacturer is in compliance with the European vigilance system, which covers both post-market surveillance and adverse-incident reporting. The selection of an authorized European agent by a manufacturer is significant because the agent is required to have access to all confidential product documentation and master files of the manufacturer. The Company has selected Serrato Enterprises, LLC of Spain, an entity controlled by Alfonso Serrato, a director of the Company, to function as its authorized representative.

         The Medical Device Directive classifies all medical devices into one of four classes, based upon a risk analysis which considers the design, method of manufacturing and intended use of a medical device. Class I is comprised of the least dangerous devices, and is subject to less restrictions than Class III, which is comprised of the most dangerous devices. Between classes I and III are Class IIa and Class IIb. The Class of a medical device determines "Conformity Assessment Procedure," or the procedure by which conformity with Essential Requirements will be assessed. A procedural option for minimal risk devices includes self-certification, where the manufacturer itself prepares a "Declaration of Conformity" to the Essential Requirements and self-affixes the CE Marking to the device. Higher risk devices, on the other hand, require that the assessment be performed and certified for "quality assurance" in collaboration with a recognized European "notified body." There are a few hundred notified bodies throughout Europe, which serve as independent test labs and perform the steps required by the product directives. Notified bodies may be private sector organizations or government agencies. Manufacturers may choose a notified body in any member state of the European Union, a list of which is published by the European Commission in the OFFICIAL JOURNAL OF THE EUROPEAN COMMUNITIES. Higher risk devices sometimes also require preparation of a technical file by the manufacturer verifying proper testing and compliance, as well as an EC Type Examination performed by a notified body. The clinical Jacobson Resonators are considered Class IIa, which is a moderate risk classification. As such, limited third-party assessment is required. The Company has applied for CE Marking through CETECOM, a Spanish firm certified by the European Commission.

         Members of the European Union must accept CE Marking for marketing medical devices without imposing further requirements related to product safety and performance. However, National Competent Authorities, which are required to enforce compliance with the requirements of the Medical Device Directive, can restrict, prohibit, and recall devices with CE Marking if considered unsafe. Such a decision must be confirmed by the European Commission to be valid. Member countries may impose additional requirements as long as they do not violate the Medical Device Directive or constitute technical barriers to trade.

         The Company has not yet received CE Marking for the commercialization of its clinical resonators in the European Economic Union. In December 1998, the Company filed its application for CE Marking for the entire chronic pain spectrum for the 18-inch Jacobson Resonator. On April 28, 1999, the 18-inch Jacobson Resonator passed the "technical homologation process," meaning that it met all of the electrical, mechanical and electromagnetic requirements so that human, clinical trials could begin in Europe. The Company performed the required clinical trials beginning in early June 1999 and ending in early September 1999. Also in early June 1999, the seven-foot model passed the technical homologation process. Because of the 18-inch Jacobson Resonator clinical trials, no clinical trials of the seven-foot model are expected to be required. In January 2000, the Company completed double blind and randomized clinical studies demonstrating the efficacy of the Jacobson Resonators in the treatment of arthrosis of the knees, and submitted its final report to the Spanish Ministry of Health as part of its CE-Marking petition. The Company anticipates receiving CE Marking for both the 18-inch and seven-foot models for treatment of the whole spectrum of chronic pain some time in the second quarter of 2000; however, there is no assurance that the Company will receive such approval then, if at all. Once that approval is received, the 22-inch and four-foot clinical models need only pass the technical homologation process before they can be commercially used in the European Economic Union.

         The Company cannot say with certainty that the European Union or any foreign regulatory authority will grant CE Marking privileges to its current or future products in a timely manner, if at all. If the Company experiences delays or failure in obtaining such approvals, or if previously granted approvals are rescinded, or if the Company fails to comply with existing or future regulatory requirements, then its business, financial condition, results of operations and cash flows will be materially and adversely affected.

RESEARCH AND DEVELOPMENT

         Current university studies of the effects of Jacobson Resonance upon biological systems consist of the following:

1. Alzheimer's Disease - Mississippi Baptist Health Systems Hospitals is currently conducting a multi-site clinical study, "The Utilization of Low Frequency Pico Tesla Range Magnetic Fields for Treatment Symptom of Patients With Alzheimer's Disease," under the supervision of James L. Parker, M.D., Board Certified Diplomat in Neuro-Opthalmology and Neurology. Pre-clinical studies have shown that the Jacobson Resonator can affect the regeneration of damaged neuronal cells.

2. Nerve repair, growth and regeneration - Cornell University Medical College in New York City has completed IN VITRO sciatic nerve studies in mice, which demonstrated that application of Jacobson Resonance stimulated growth, repair and regeneration of damaged sciatic nerves of mice. Jacobson Resonance especially enhanced the growth, repair and regeneration of the myelin sheath without disturbing the integrity of the cellular and subcellular structures. Similar IN VIVO studies are ongoing in mice. The principal investigator is Dr. Brij Saxena, a Professor of Endocrinology and Biochemistry at the college, the Director of the Division of Reproductive Endocrinology in the Department of Obstetrics and Gynecology at Cornell Medical Center /New York Hospital, and a member of the Company's Scientific Advisory Board.

3. Nerve regeneration - A study on the effect of Jacobson Resonance upon a chemically induced motor neuropathy model in mice is ongoing at Cornell University Medical College and Fairleigh Dickinson University. The principal co-investigators are the husband and wife team of Dr. Brij Saxena and Dr. Anjali Saxena, Professor of Biology and a neuro-scientist at Fairleigh Dickinson University.

4. Cardiac pacing - The Department of Cardiovascular Research of the University of Oklahoma Health Sciences Center is conducting studies in dogs and has determined that Jacobson Resonance is effective in the treatment of cardiac arrhythmias in dogs. The principal co-investigators are Dr. Benjamin Scherlag, Research Director of the Cardiovascular Laboratory, and Dr. William Yamanashi, Research Professor of Medicine and a Medical Physicist. Drs. Scherlag and Yamanashi are both members of the Company's Scientific Advisory Board.

5. Angina - Quantitative pain studies in rats to determine whether Jacobson Resonance can reduce angina are occurring at the University of Oklahoma Medical School. The initial data appears promising. The principal investigator is Dr. Robert Foreman, Chairman of Physiology.

6. Vegetable growth enhancement - The Vegetable Improvement Center of Texas A&M University conducted a pilot study in late 1998 of the effects of resonated spring water on growth and fruiting of yellow crookneck squash. Because of the promising results of this study, the center conducted a second study involving cucumber, radish and squash in 1999. The results remain promising and studies will continue. The principal investigator is Dr. Leonard Pike, the Director of the Vegetable Improvement Center.

7. Epilepsy - A double blind and randomized clinical pilot study was recently completed at the University of Oklahoma Health Sciences Center to determine whether Jacobson Resonance can reduce the frequency and severity of epileptic seizures. The principal investigator was Dr. Kalarickal J. Oommen, Associate Professor of Neurology and Director of Epilepsy Research. The data from the study appears promising and the double blind clinical trials are ongoing.

8. Cancer - In early October 1999, the Company announced that the Veterinary Pharmacology Research Laboratory at Mississippi State University has begun IN VITRO cancer research using the 22-inch clinical model of the Jacobson Resonator. The research will evaluate the influence of electromagnetic fields in the pico tesla range of strength upon cancer cells. The principal investigator is Dr. Cody Coyne.

9. Osteoarthritis - A double blind randomized clinical study is ongoing at Mississippi State University. The principal investigator is John Lamberth, Ph.D. of the university's Department of Health, Physical Education, Recreation and Sports.

10. Osteoarthritis, Osteoporosis and Wound Healing - A basic science study, entitled "Analgesic Effect of Low Level Electromagnetic Fields on Osteoarthritic Knees: Determination of Underlying Biological Mechanisms," is ongoing at Mississippi State University, IN VITRO, to examine the effects of Jacobson Resonance on chondrocytes and other molecules significant to osteoarthritis, osteoporosis and wound healing. The principal investigator is Steven H. Elder, Ph.D. of the university's Agricultural and Biological Engineering Department.

         During the years ended December 31, 1999 and 1998, the Company spent $280,550 and $232,799, respectively, on research and development activities. Since the Company's inception on June 4, 1996 through December 31, 1999, the Company has spent a total of $761,486 on research and development activities.

INTELLECTUAL PROPERTY

         The Company is the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the sole owner of all patents issued or pending. Dr. Jacobson is also the sole owner of all relevant Jacobson Resonance intellectual property. The Company has the exclusive rights to pursue whatever applications of Jacobson Resonance that it wants. In return, the Company is obligated to pay Dr. Jacobson a royalty on revenues, depending upon the application.

         Legal standards relating to the validity of patents covering medical devices and biotechnological inventions and the scope of claims made under such patents are still developing. For this reason, the Company cannot guarantee any of the following:

         1. that patent applications will result in the issuance of patents in foreign countries;

         2. that any patents licensed to the Company will be free from challenge and that if challenged, they would be held to be valid;

         3. that any such patents will provide commercially significant protection to the Company's technology, products, and processes; or

         4. that others will not develop substantially equivalent proprietary information that is not covered by patents to which the Company has rights, or that others will not otherwise obtain access to the Company's know-how.

         The Company has not received any notices alleging, and is not aware of, any infringement by the Company of any other entity's patents. However, because of the volume of patents issued and patent applications filed relating to medical devices, the Company cannot guarantee that current and potential competitors and other third parties have not filed or will not file patent applications, or have not received or will not receive patents, relating to materials or processes it uses or propose to use. Accordingly, the Company cannot guarantee that its products do not infringe any patents or proprietary rights of third parties.

         If another party claims subject matter identical to or overlapping with subject matter Dr. Jacobson has claimed in a United States patent or patent application, the Company may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. Loss of such an interference proceeding would deprive the Company of patent protection sought or previously obtained by Dr. Jacobson. Participating in such proceedings could result in substantial costs, regardless of whether the eventual outcome is favorable.

         In addition to patent protection, the Company relies on trade secrets, proprietary know-how, and confidentiality and assignment of invention agreements with its consultants and medical advisors to protect its intellectual property. The Company cannot say with certainty that any intellectual property that it has will provide it with a competitive advantage or will not be challenged or circumvented by its competitors. The Company cannot say with certainty that its confidentiality and assignment of invention agreements will not be breached or that it would have adequate remedies for any such breach. Finally, the Company cannot say with certainty that its proprietary know-how and intellectual property will not become known or be independently discovered by others.

         Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights issued or licensed to the Company, or to protect trade secrets. If the Company must litigate such issues, it may be forced to incur substantial costs and to devote substantial resources and time. The Company furthermore cannot guarantee that it would prevail in such litigation, should it arise. In addition, if any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or otherwise be required to obtain licenses from the owners of such patents. The Company cannot guarantee that such licenses would be available or, even if available, would be on acceptable terms to it. If the Company is forced to incur substantial costs in litigation or fails to obtain a license, its business, financial condition, results of operations, and cash flows may be materially and adversely affected.

COMPETITION

         The development of electromedical and electrotherapeutic medical devices that can emit a weak electromagnetic field in resonance with the human body's electromagnetic field is in its infancy. To the Company's knowledge, there are only two groups of scientists in the world that are dealing with the pico tesla magnetic-fields.

         One group is at Democrition University of Thrace, Alexandroupolis, Greece. They are primarily engaged in research, but some treatment is being performed for epilepsy and Parkinson's Disease. The supervising professor is Dr. Photios Anninos, the Director of Medical Physics for Democrition University, who is also a member of the Company's Scientific Advisory Board.

         The only other known party working on force-fields this weak is Dr. Reuven Sandyk, a medical physician in Long Island, New York. Dr. Sandyk is a neurologist and he has been treating patients with Parkinson's, Alzheimer's and Multiple Sclerosis. To the Company's knowledge, Dr. Sandyk has not secured an FDA registration number for his resonator device and does not appear to be inclined to go into commercial production with this apparatus. His resonator is merely an extension of his neurological practice .

         Both Dr. Sandyk and Dr. Anninos engage in exploratory research as an extension of their respective practices. Dr. Sandyk, the only U.S.-based group, does not appear to be inclined to navigate the time-consuming and expensive route of securing FDA approval for his apparatus, which is a mandatory precondition for pursuing commercial production of the device. Dr. Anninos, on the other hand, limits his focus predominantly to epilepsy. Both Dr. Sandyk and Dr. Anninos employ devices with multiple small coils producing heterogeneous fields which, in the opinion of Dr. Jacobson, is not the correct approach.

         Dr. Richard Markoll has established around the world about 150 clinics focusing primarily on the treatment of osteoarthritis using magnetic force-fields that are approximately one million to ten million times more powerful than the force-fields emitted by the Jacobson Resonator. Dr. Markoll seems to be content with limiting himself to this area. These clinics have been in operation for many years. Dr. Markoll has secured CE Marking but he has not obtained FDA approval.

         Finally, there is a company in Japan called Nikken, which produces permanent magnets. These are very strong magnets which emit force-fields that are millions and even billions of times stronger than the force-fields emitted by the Jacobson Resonator. These magnets claim to improve circulation or to treat pain. To the Company's knowledge, these claims have not been medically substantiated and the FDA has never passed on the validity of these treatments. The Company does not regard these permanent magnets as a true competitor.

         In sum, the Jacobson Resonator does not appear to face direct competition in either the United States of America or abroad.

EMPLOYEES

         The Company has four full-time employees, three of whom are executive officers. They are Dr. Jerry I. Jacobson, Ms. Debra Jacobson and Mr. Frank Chaviano. There are no collective bargaining agreements and no employment contracts in force.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company is currently renting office space in Boca Raton, Florida, on a month-to-month basis, and in Juno Beach, Florida, pursuant to a lease that will expire on August 31, 2000. The Boca Raton office has 2,900 square feet of space and a current annual rent of $98,400. The Juno Beach office has 325 square feet of space and a current annual rent of $12,396.

         In addition, in February 2000, the Company entered into a lease agreement with Columbia/HCA Healthcare Corporation's J.F.K. Hospital for the building of a new training, education and research facility at J.F.K. Medical Pavilion II in Lake Worth, Florida. The new and expanded medical facility will house a new research laboratory facility, educational training center, enhanced clinical and medical treatment areas and administrative offices. Construction of the new facility is expected to begin sometime in June 2000, and is expected to be completed sometime in April 2000. The lease will expire five years from the initial date of occupancy, sometime in April 2005. The Lake Worth facility has 4,000 square feet of space and an initial annual rent of $73,200.

         In October 1999, in anticipation of receiving CE-Marking for the commercialization of its clinical resonators, the Company opened a new training, research and development facility in Marbella, Spain. The facility is owned by

Serrato Enterprises, L.L.C., which is controlled by Alfonso Serrato, a director of the Company. The Company does not pay any annual rent for the use of the facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board(R) under the Symbol "JRSE." The following table sets forth the range of the high and low sales prices for the Common Stock on the OTC Bulletin Board(R) for each calendar quarter of 1999 and 1998. The source of the following information is America Online (AOL) quotation services. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

            QUARTER ENDING                               HIGH                                    LOW
            --------------                               ----                                   ---
           December 31, 1999                             $0.34                                  $0.13
          September 30, 1999                              1.56                                   0.23
             June 30, 1999                                3.12                                   1.53
            March 31, 1999                                2.60                                   0.21

           December 31,1998                               0.50                                   0.18
          September 30, 1998                              0.6875                                 0.28
             June 30, 1998                                1.375                                  0.38
            March 31, 1998                                1.50                                   0.33


         As of April 12, 2000, the Company had 660 shareholders of record.

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made by the Board of Directors of the Company in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         The Company is in the development stage and has not had any significant revenue from operations to date. It has incurred losses of $3,657,966 and $952,276 for the years ended December 31, 1999 and 1998, and $5,217,866 since its inception in 1996. Because of the foregoing, the Company's independent auditors have included a "going-concern" qualification in their report on the Company's audited financial statements as of December 31, 1999, and for the year then ended. The qualification states that the Company's recurring losses and lack of significant revenue raise substantial doubt about the Company's ability to continue as a going concern.

         However, the Company anticipates FDA approval of its 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee and CE Marking of its 18-inch and seven-foot clinical Jacobson Resonators for treatment of chronic pain of the knee sometime in the second quarter of 2000. It also expects CE Marking of those resonator models for treatment of the entire spectrum of chronic pain sometime in the third quarter of 2000. Receipt of those approvals will allow the Company's licensees to make, market, distribute and sell those clinical products on a commercial basis in the United States of America and Europe. In addition, the Company's licensees are currently gearing up to make, market, distribute and sell the Company's portable Jacobson resonators on a commercial basis. The foregoing combination of events is expected to generate ongoing revenue for the Company and thereby bring it out of the development stage into the operating stage during the calendar year 2000.

         Other possible sources of revenue for the Company during the calendar year 2000 include the following:

         1. Licensing revenue from a larger medical products company for the development, marketing and distribution rights in connection with the use of Jacobson Resonance in the treatment of cardiac arrhythmias. The Company thinks that interest in such a licensing arrangement will be generated by the publication of the results of the completed research in cardiac pacing at the University of Oklahoma Health Sciences Center that Jacobson Resonance is effective in the treatment of cardiac arrhythmias in dogs.

         2. Licensing revenue from O2 Marketing Group, Inc., a manufacturer of consumer-oriented oxygen products for the cosmetics, nutraceutical and pharmaceutical industries, for an exclusive license to use Jacobson Resonance for not less than ten years covering the Republic of South Africa. The Company has a letter of intent with O2 and is currently negotiating a definitive license arrangement.

         3. Licensing revenue from Comercializadora de Calidad S.A. of Guatemala, for the distribution of resonators and the establishment of treatment centers throughout Panama, El Salvador, Costa Rica and Guatemala. The Company signed a letter of intent with the Guatemalan distributor in March 2000.

         4. Licensing revenue from Genesis Group International ("GGIC"), for the use of Jacobson Resonance in the development, distribution, marketing and sale of GGIC's all-natural and resonated family of nasal sprays worldwide. The Company signed a letter of intent with GGIC in February 2000.

         5. Increases in revenue from its existing licensees for the clinical Jacobson Resonators because of additional FDA approvals and CE Marking. After receipt of the currently pending applications for FDA approvals and CE Marking, the Company plans to seek additional FDA approvals for the other three clinical models of the Jacobson Resonator and for treatment of the entire chronic pain spectrum, not just osteoarthritis of the knee. It also plans to seek CE Marking of the other two clinical models of the Jacobson Resonator. These approvals would broaden the product line in both the United States of America and Europe and would broaden the applications for the clinical Jacobson Resonators in the United States of America.

         The Company will continue both use and product research and development for Jacobson Resonance. The Company estimates that the ongoing university research described in the part of Item 1 entitled "Description of Business - Research and Development" will require about $200,000 of the Company's funds through the middle of 2000. It anticipates continued prototyping of additional models of the Jacobson Resonator for varying uses. It estimates that the costs to the Company of such prototyping will be approximately $100,000 through the middle of 2000.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 1999

         The Company's cash on hand at December 31, 1999, was $579,518, as compared to $642,680 at December 31, 1998. Revenues for 1999 were $22,021, as compared to $58,846 for 1998. The Company had a net loss of $3,657,966 for 1999, as compared to a net loss of $952,276 for 1998, an increase of $2,705,690. Of that amount, $2,094,158 comes from non-cash financing costs as a result of the Company's sale of convertible debentures and warrants to purchase common stock in early June 1999; $1,563,808 of the increased loss is attributable to an increase in total operating expenses.

         The Company's primary source of funds during 1999 was a private offering of $999,100 in original principal amount of 2% Convertible Debentures Due June 2, 2004, and warrants to purchase 900,000 shares of its common stock at $.001 per share. The debentures were convertible at the option of the holders at any time into shares of common stock at the lesser of (1) $3.00 per share or (2) 75% of the average closing bid price per share for the five trading days immediately preceding the conversion date, subject to a minimum conversion price of $0.50 per share. Interest on the debentures was payable at conversion or maturity in the form of either cash or shares of common stock, at the option of the Company. The Company received net offering proceeds of $891,390. All of the debentures, plus accrued interest, were converted into 1,862,876 shares of common stock and all of the warrants were exercised during 1999.

         Since the beginning of the year, the Company has received an additional $1,228,520 from the sale of securities and the exercise of stock options. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through the latter part of 2000. By that time, the Company expects to be generating sufficient revenue to fund its plan of operation after then. However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing.

ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 28, 2000, the Company's Board of Directors appointed Goldstein Golub Kessler LLP ("GGK") as the Company's independent auditors for the fiscal year ending December 31, 1999, and dismissed Millward & Co. CPAs ("Millward"), which had audited the Company's financial statements for the last two fiscal years ended December 31, 1998 and 1997, respectively.

         Through the end of 1999, the Company was a development stage company. In 2000, the Company will begin the transition from the development stage to the operating stage. The Company's Board of Directors believes that the appointment of GGK to audit the Company's consolidated financial statements for the fiscal year ended December 31, 1999, and thereafter is in the best interests of the Company and its shareholders at this point in the development of the Company's business.

         None of Millward's reports on the Company's financial statements for either of the Company's past two fiscal years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles, except for a modification as to an uncertainty about the Company's ability to continue as a going concern. During those two fiscal years, there were no disagreements with Millward on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which response is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  See Exhibit Index.

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                                  EXHIBIT INDEX

EXHIBIT NUMBER             EXHIBIT DESCRIPTION                                 PAGE NUMBER
--------------             -------------------                                 -----------

3.1               Articles of Incorporation, as amended*

3.2               Bylaws, as amended*

4.1               Specimen Common Stock Certificate*

4.2               Specimen Series A Convertible Preferred Stock Certificate*

4.3               Specimen 1998 Warrant Agreement*

4.4               Specimen 1998 Placement Agent Warrant Agreement*

4.5               Specimen 2% Convertible Debenture*

10.1              Patent License Agreement Dated October 6, 1999,
                  Between Dr. Jerry I. Jacobson and the Company*

10.2 License Agreement Dated February 23, 1999, Between the Company and Serrato Enterprises L.L.C.*

10.3              1998 Stock Option Plan*

10.4 License Agreement Dated October 15, 1999, Between the Company and Serrato Enterprises L.L.C.

10.5              Distribution Agreement Dated December 29, 1999,
                  Between the Company and Akron Bio-Medical Corporation

10.6              License Agreement Dated December 29, 1999,
                  Between the Company and ABM Manufacturing, Inc.

10.7 License Agreement Dated December 31, 1999, Between the Company and REALPURE Beverage Group, LLC

27                Financial Data Schedule

--------------------------------------------

*    Filed as Exhibits to the Company's Form 10-SB filed on October 27, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2000          JACOBSON RESONANCE ENTERPRISES, INC.
                                (Registrant)

                                By:  /s/  JERRY I. JACOBSON
                                     ---------------------------------------
                                         Jerry I. Jacobson, Chairman of the
                                         Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:  April 13, 2000                       By:    /s/  JERRY I. JACOBSON
                                                 ----------------------------------------------
                                                   Jerry I. Jacobson, Chairman of the Board
                                                     and Chief Executive Officer

Date:  April 13, 2000                       By:    /s/  DEBRA M. JACOBSON
                                                 ----------------------------------------------
                                                   Debra M. Jacobson, Director, Senior Vice
                                                     President, Treasurer and Secretary
                                                     (Principal Financial and Accounting
                                                     Officer)
Date:  April   , 2000                       By:
                                                 ----------------------------------------------
                                                   Alfonso Serrato, Director


                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                                        CONTENTS

--------------------------------------------------------------------------------










INDEPENDENT AUDITOR'S REPORT ..........................      F-2 - F-3

FINANCIAL STATEMENTS:

   Balance Sheet ......................................         F-4
   Statement of Operations ............................         F-5
   Statement of Changes in Stockholders' Equity .......      F-6 - F-8
   Statement of Cash Flows ............................         F-9
   Notes to Financial Statements ......................     F-10 - F-17

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Jacobson Resonance Enterprises, Inc.

We have audited the accompanying balance sheet of Jacobson Resonance Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Resonance Enterprises, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has no significant revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 7, 2000,
 except for the last five paragraphs
 of Note 6, as to which the
 date is April 11, 2000

To the Board of Directors
Jacobson Resonance Enterprises, Inc.
Boca Raton, Florida

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Jacobson Resonance Enterprises, Inc. (a development stage company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Jacobson Resonance Enterprises, Inc. (a development stage company) for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has no significant revenue from operations. It is utilizing technology which may require substantial expenditures to successfully market. The Company must successfully complete its product development and marketing efforts. As a result the Company may need additional funds. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.



Millward & Co. CPAs
Fort Lauderdale, Florida
January 29, 1999

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)


                                                                   BALANCE SHEET

December 31, 1999

ASSETS

Current Assets:
  Cash and cash equivalents                                              $   579,518
  Prepaid expenses                                                            31,317
                                                                         -----------
      TOTAL CURRENT ASSETS                                                   610,835

Property and Equipment, net of accumulated depreciation                      116,685

Deposits                                                                       1,395

Deferred Income Tax Asset, net of valuation allowance of $1,332,000
                                                                         -----------
      TOTAL ASSETS                                                       $   728,915
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - accounts payable and accrued expenses              $   148,154
                                                                         -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock - $.001 par value; authorized 5,000,000 shares
   issued and outstanding 45,000 shares                                           45
  Common stock - $.001 par value; authorized 100,000,000 shares
   issued and outstanding 37,169,127 shares                                   37,169
  Additional paid-in capital                                               5,806,107
  Deficit accumulated during the development stage                        (5,217,886)
                                                                         -----------

                                                                             625,435

Less Common Stock in Treasury, 600,000 shares at cost,                          (600)

Subscriptions Receivable                                                     (44,074)
                                                                         -----------
      STOCKHOLDERS' EQUITY                                                   580,761
                                                                         -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   728,915
                                                                         ===========





                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS

                                                                     Year Ended                   Period From
                                                                     December 31,                June 4, 1996
                                                           -------------------------------      (Inception) to
                                                               1999               1998         December 31, 1999
                                                           ------------       ------------     -----------------
                                                                                                  (unaudited)
Revenue                                                    $     22,021       $     58,846       $    147,153
                                                           ------------       ------------       ------------

Costs and expenses:
  General and administrative                                  1,413,636            794,977          2,634,406
  Research and development                                      280,550            232,799            761,486
  Financing costs                                             2,094,158                350          2,094,508
                                                           ------------       ------------       ------------
Total operating expenses                                      3,788,344          1,028,126          5,490,400
                                                           ------------       ------------       ------------

Other income:
  Interest                                                       29,776             17,004             46,780
  Gain of sales of resonance machines                            78,581                                78,581
                                                           ------------       ------------       ------------
Total other income                                              108,357             17,004            125,361
                                                           ------------       ------------       ------------

Net loss                                                   $ (3,657,966)      $   (952,276)      $ (5,217,886)
                                                           ============       ============       ============

Net loss per share:
  Basic                                                    $       (.11)      $       (.03)
                                                           ============       ============
  Diluted                                                  $       (.11)      $       (.03)
                                                           ============       ============

Weighted-average number of common shares outstanding:
  Basic                                                      34,120,883         29,374,150
                                                           ============       ============
  Diluted                                                    34,120,883         29,678,400
                                                           ============       ============



                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Year Ended December 31, 1999

                                                                                                                 Deficit
                                                                                                                Accumulated
                                               Common Stock             Preferred Stock          Additional        During
                                           ---------------------      -------------------         Paid-in       Development
                                           Shares         Amount      Shares       Amount         Capital          Stage
                                           ------         ------      ------       ------       ----------      -----------
(Unaudited)
  Issuance of founders' stock at
   par $.001                              57,220,000     $ 57,220                               $  (57,220)
  Recapitalization at June 4, 1996         4,905,000        4,905                                   (4,905)
  Issuance of common stock at
   $.10 per share                         10,000,000       10,000                                  990,000
  Issuance of common stock at
   $1.750 per share                           18,857           19                                   32,981
  Purchase of treasury stock, at cost
  Conversion of common stock to
   preferred stock                       (45,000,000)     (45,000)     45,000        $45            44,955
  Net loss                                                                                                       $ (292,325)
Balance at December 31, 1996              27,143,857       27,144      45,000         45         1,005,811         (292,325)
Issuance of common stock for
 services rendered at prices
 between $.15 and $1.75 per share             40,114           40                                   12,744
Issuance of common stock from
 private placement at prices
 between $.15 and $.25 per share             760,000          760                                  139,240
Issuance of common stock out
 of proceeds of subscription
 receivable
Net loss                                                                                                           (315,319)








                                         Subscription       Treasury        Stockholders'
                                          Receivable          Stock            Equity
                                          ----------        --------        -------------
(Unaudited)
  Issuance of founders' stock at
   par $.001
  Recapitalization at June 4, 1996
  Issuance of common stock at
   $.10 per share                           $(526,550)                      $    473,450
  Issuance of common stock at
   $1.750 per share                                                               33,000
  Purchase of treasury stock, at cost                         $(600)                (600)
  Conversion of common stock to
   preferred stock
  Net loss                                                                      (292,325)
Balance at December 31, 1996                 (526,550)         (600)             213,525
Issuance of common stock for
 services rendered at prices
 between $.15 and $1.75 per share                                                 12,784
Issuance of common stock from
 private placement at prices
 between $.15 and $.25 per share                                                 140,000
Issuance of common stock out
 of proceeds of subscription
 receivable                                     5,000                              5,000
Net loss                                                                        (315,319)







                                                                     (continued)

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                 Deficit
                                                                                                                Accumulated
                                               Common Stock             Preferred Stock          Additional        During
                                           ---------------------      -------------------         Paid-in       Development
                                           Shares         Amount      Shares       Amount         Capital          Stage
                                           ------         ------      ------       ------       ----------      -----------
Balance at December 31, 1997              27,943,971     $ 27,944      45,000        $45        $1,157,795     $   (607,644)

Reacquisition of common shares
 and collection of subscription
 receivable                               (3,000,000)      (3,000)                                (450,000)
Cash collection of subscription
 receivable
Issuance of common stock from
 private placement at a price of
 $.15 per share                            4,675,850        4,676                                  659,294
Issuance of common stock from
 private placement at a price of
 $.35 per share                            2,017,999        2,018                                  690,156
Issuance of common stock for
 services rendered at prices
 between $.15 and $.35 per share             663,223          663                                  176,415
Fair value of options issued to
 consultants                                                                                         2,063
Net loss                                                                                                           (952,276)







                                         Subscription       Treasury        Stockholders'
                                          Receivable          Stock            Equity
                                          ----------        --------        -------------
Balance at December 31, 1997                $(521,550)        $(600)       $      55,990

Reacquisition of common shares
 and collection of subscription
 receivable                                   450,000                             (3,000)
Cash collection of subscription
 receivable                                    27,476                             27,476
Issuance of common stock from
 private placement at a price of
 $.15 per share                                                                  663,970
Issuance of common stock from
 private placement at a price of
 $.35 per share                                                                  692,174
Issuance of common stock for
 services rendered at prices
 between $.15 and $.35 per share                                                 177,078
Fair value of options issued to
 consultants                                                                       2,063
Net loss                                                                        (952,276)





                                                                     (continued)

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                                 Deficit
                                                                                                                Accumulated
                                               Common Stock             Preferred Stock          Additional        During
                                           ---------------------      -------------------         Paid-in       Development
                                           Shares         Amount      Shares       Amount         Capital          Stage
                                           ------         ------      ------       ------       ----------      -----------
Balance at December 31, 1998              32,301,043     $ 32,301      45,000        $45        $2,235,723      $(1,559,920)
Issuance of common stock for
 services rendered at prices
 between $.18 and $2.69 per
 share                                     1,313,903        1,314                                  420,375
Issuance of common stock upon
 exercise of debt                            291,305          291                                   60,883
Issuance of common stock upon
 exercise of warrants                        900,000          900                                1,754,100
Issuance of shares at $.20 per share         500,000          500                                   99,500
Beneficial conversion feature of
 convertible debentures                                                                            333,332
Issuance of common stock for
 conversion of debentures                  1,862,876        1,863                                  902,194
Net loss                                                                                                         (3,657,966)
Balance at December 31, 1999              37,169,127     $ 37,169      45,000        $45        $5,806,107      $(5,217,886)










                                          Subscription       Treasury        Stockholders'
                                           Receivable          Stock            Equity
                                           ----------        --------        -------------
Balance at December 31, 1998                $  (44,074)        $(600)        $    663,475
Issuance of common stock for
 services rendered at prices
 between $.18 and $2.69 per
 share                                                                            421,689
Issuance of common stock upon
 exercise of debt                                                                  61,174
Issuance of common stock upon
 exercise of warrants                                                           1,755,000
Issuance of shares at $.20 per share                                              100,000
Beneficial conversion feature of
 convertible debentures                                                           333,332
Issuance of common stock for
 conversion of debentures                                                         904,057
Net loss                                                                       (3,657,966)
Balance at December 31, 1999                $  (44,074)        $(600)        $    580,761




                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                         STATEMENT OF CASH FLOWS




                                                                                   Year Ended               Period From
                                                                                   December 31,             June 4, 1996
                                                                          -----------------------------    (Inception) to
                                                                               1999            1998       December 31, 1999
                                                                          -----------       -----------   ----------------
                                                                                                             (unaudited)
Cash flows from operating activities:
  Net loss                                                                $(3,657,966)      $  (952,276)      $(5,217,886)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                               13,707             4,843            21,448
    Amortization of deferred debt costs                                         7,742                               7,742
    Write off of licensing costs                                              126,582                             126,582
    Fair value of common stock issued for services rendered                   421,689           177,078           611,769
    Fair value of common stock issued for interest expense                      6,649                               6,781
    Fair value of common stock warrants issued for interest                 1,754,100                           1,754,100
    Beneficial conversion feature of debentures                               333,332                             333,332
    Fair value of options issued                                                                  2,063             2,063
    Changes in operating assets and liabilities:
      Increase in prepaid expenses                                            (10,683)          (13,959)          (31,317)
      (Increase) decrease deposits                                              2,600              (320)           (1,395)
      Increase in accounts payable and accrued expenses                       104,378            31,734           148,154
      Increase in interest payable                                                                  350
                                                                          -----------       -----------       -----------
          NET CASH USED IN OPERATING ACTIVITIES                              (897,870)         (750,487)       (2,238,627)
                                                                          -----------       -----------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                                         (121,898)           (9,647)         (138,133)
  Payment for licensing costs                                                 (34,784)          (41,608)         (126,582)
                                                                          -----------       -----------       -----------
          CASH USED IN INVESTING ACTIVITIES                                  (156,682)          (51,255)         (264,715)
                                                                          -----------       -----------       -----------

Cash flows from financing activities:
  Purchase of treasury stock                                                                                         (600)
  Proceeds from note payable                                                                     60,000            60,000
  Proceeds from issuance of debentures                                        890,490                             890,490
  Proceeds from exercise of warrants                                              900                                 900
  Proceeds from issuance of common stock from
   subscription receivable                                                                      477,476           653,976
  Proceeds from issuance of common stock                                      100,000           903,144         1,478,094
                                                                          -----------       -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                           991,390         1,440,620         3,082,860
                                                                          -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                          (63,162)          638,878           579,518

Cash at beginning of period                                                   642,680             3,802
                                                                          ===========       ===========       ===========
Cash at end of period                                                     $   579,518       $   642,680       $   579,518
                                                                          ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for repayment of debt                          $    60,000       $       -0-       $    60,000
                                                                          ===========       ===========       ===========
  Subscriptions receivable for issuance of common stock                   $       -0-       $       -0-       $   698,050
                                                                          ===========       ===========       ===========
  Conversion of debentures into common stock                              $ 1,000,000       $       -0-       $ 1,000,000
                                                                          ===========       ===========       ===========



                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS


1. OPERATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on March 6, 1988 in the state of Nevada as Pioneer Services International, Ltd. ("Pioneer"). The Company is in the development stage and its purpose was to locate suitable business ventures to acquire. On June 4, 1996, the board of directors of Pioneer voted to acquire 100% of the outstanding shares of Jacobson Resonance Machines, Inc. in exchange for the issuance of 57,220,000 shares of its common stock. The Company and Jacobson Resonance Machines, Inc. had no activity prior to the acquisition. In 1998, the Company changed its name to Jacobson Resonance Enterprises, Inc.

As a result of the exchange of stock, the former stockholders of Jacobson Resonance Machines, Inc. owned 57,220,000 restricted common shares or 92% after the recapitalization of the Company. Accordingly, this transaction has been treated, for financial reporting purposes, as a reverse acquisition in which Jacobson Resonance Machines, Inc. was recapitalized by providing 4,905,000 shares of Pioneer Services International, Ltd. common stock to Pioneer's existing stockholders. The 1996 stockholders' equity section reflects the change in the capital structure due to the reverse acquisition. As a result, $4,905 was transferred to common stock from additional paid-in capital.

The Company is a bio-tech and bio-medical enterprise involved in the development of resonance and electro-magnetic equipment, process and applications. Applications for the use of resonance technology in the medical, food, agricultural, recreational, pharmaceutical, and environmental industries are currently being pursued.

The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $3,657,966 and $952,276 for the years ended December 31, 1999 and 1998, and $5,217,886 since its inception in 1996. The Company has had limited revenue during those years. There is no assurance that the Company will not encounter substantial delays and expenses related to financing the successful completion of its product development and marketing efforts and/or other unforeseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as respond to competitive conditions, and will require additional funds. The Company may seek such funds through additional equity financing, debt financing, collaborative arrangement or from other sources. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern. Based on the Company's current plans and assumptions, the Company believes its cash on-hand and planned subsequent financing will be sufficient to fund its anticipated operations through fiscal 2000 and that it will be successful in marketing related resonance products. The financial statements do not include adjustments relating to the recoverability and classification of recorded assets.

Net loss per common share is based upon the weighted-average number of

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS




common shares outstanding during the year. Potential common stock is excluded from the computation of net loss per share since their inclusion would be antidilutive.

Cash and cash equivalents consist of cash and highly liquid debt instruments with an original maturity of less than three months.

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Research and development costs are charged to operations when incurred and are included in operating expenses.

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123 allows either the adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures. The Company has elected to apply APB No. 25 and the related interpretations in accounting for its common stock options issued to employees and has adopted the disclosure only provisions of SFAS No. 123.

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company invests its excess cash in high quality short-term liquid money market instruments with major financial institutions and the carrying value approximates market value. The Company does not have significant trade receivables. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Revenue from the sale of resonance equipment is recorded when the equipment is shipped.

The Company has charged operations for costs representing legal expenses associated with the application to obtain certain patents awarded to the Company's principal stockholder. The Company has a licensing agreement for the use of the patents. This stockholder received approximately $4,000 in royalties from the Company during 1999.

For comparability, certain 1998 amounts have been reclassified, where

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS




appropriate, to conform to the financial statement presentation used in 1999.

2. PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1999, at cost, consists of:

                                                                             Depreciation/
                                                                             Amortization
                                                                                 Period
                                                                             -------------
          Furniture and fixtures                             $   18,182       3 to 5 years
          Resonance equipment                                   119,951         5 years
                                                             ----------
                                                                138,133

          Less accumulated depreciation and amortization        (21,448)
                                                             ----------
                                                             $  116,685
                                                             ==========


Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $13,707 and $4,843, respectively.

3. SUBSCRIPTION RECEIVABLE:

During 1998, the subscription receivable was reduced by $450,000, which represented the acquisition of 3,000,000 common shares. The Company received a note receivable as security for the outstanding balance. The balance on the note receivable at December 31, 1999 was $44,074 and has been treated for accounting purposes as a reduction of stockholders' equity.

4. COMMITMENTS AND CONTINGENCIES

The Company is currently renting office space in Juno Beach, Florida, pursuant to an operating lease which expires August 31, 2000. The Company also rents office space in Boca Raton, Florida on a month-to-month basis. Rent expense for the years ended December 31, 1999 and 1998 amounted to $101,029 and $81,676, respectively. Future minimum lease payments for the noncancelable operating lease over the remaining term of the lease is $8,200.

Subsequent to year-end, the Company signed an operating lease for office space commencing on April 1, 2000. This agreement is for five years and requires minimum monthly rental payments of approximately $6,100.

The minimum lease payments are as follows:

          Year ending December 31,

                      2000                         $  54,900
                      2001                            73,200
                      2002                            73,200
                      2003                            73,200
                      2004                            73,200
                      2005                            18,300
                                                    --------
                                                    $366,000
                                                    ========

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS




5. STOCK OPTION PLAN:

In November 1998, the Company's board of directors approved the 1998 Stock Option Plan (the "Plan"). The Plan authorizes the granting of both incentive stock options and nonstatutory stock options up to a total of 10,000,000 shares. The option price for nonstatutory stock options may be less than, equal to, or greater than the market price on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market price at date of grant, is recognized over the vesting or service period. For all the periods presented all of the options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The board of directors granted 998,500 options to eligible persons. The right to exercise the options vests annually as follows:

(1) The right to exercise the options and to acquire 50% of the shares of stock underlying the options vests at the date granted.

(2) The right to exercise the option and acquire 30% of the shares of stock underlying the options vests one year after the date it is granted.

(3) The right to exercise the option and acquire 10% of the shares of stock underlying the options vests two years after the date it is granted.

(4) The right to exercise the option and acquire 10% of the shares of stock underlying the options vests three years after the date it is granted.

A summary of the status of the Company's options as of December 31, 1999 and 1998, and changes during the years then ended, is presented below:

                                                         1999                       1998
                                                ---------------------       ----------------------
                                                             Weighted-                   Weighted-
                                                Number        Average       Number        Average
                                                  of         Exercise         of         Exercise
                                                Shares         Price        Shares         Price
                                                ------       --------       ------       ---------

           Outstanding at beginning
            of year                              608,500       $.35             -0-        $ -0-
           Granted                               390,000        .20         608,500        $ .35

              Outstanding at end of year         998,500       $.29         608,500        $ .35

           Options exercisable at
            year-end                             681,800       $.31         304,250        $ .35

           Weighted-average fair
            value of options granted
            during the year                    $  72,618                   $ 91,275


                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS





The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                           Options Outstanding               Options Exercisable
                               -------------------------------------       ----------------------
                                                Weighted-
                                                 Average     Weighted-                    Weighted-
                                                Remaining     Average                      Average
             Range of            Number        Contractual   Exercise        Number       Exercise
          Exercise Prices      Outstanding        Life         Price       Exercisable      Price
          ---------------      -----------     -----------   --------      -----------    -------
           $.20 - $.35           998,500          4.25         $.31          681,800         $.35


Had compensation expense for the Company's stock option plans been determined based on the fair value of the options at the grant dates, consistent with SFAS No. 123 the Company's net loss and net loss per share amounts would have been as follows:

     December 31,                                1999                  1998
                                            -------------       -------------
     Net loss:
       As reported                          $  (3,531,384)      $    (952,276)
       Pro forma                               (3,604,002)         (1,043,551)

     Basic and diluted loss per share:
         As reported                        $        (.11)      $        (.03)
         Pro forma                                   (.11)               (.04)



The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998, respectively, risk-free interest rates of 6.3% and 5.5%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 243.41% and 131.09%, and an expected life of the options of five years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS



6. STOCKHOLDERS' EQUITY:

During May 1997, the Company's board of directors authorized the conversion of 45,000,000 shares of its common stock into 45,000 shares of its Preferred Stock. These shares belonged to the Company's president. The shares were converted at a conversion rate of 1 share of Series A Preferred stock for 1,000 shares of common stock. Each share of Preferred Stock is convertible into 1,000 shares of common stock as follows: 1/3 at the option of the holder beginning three years from issuance, 1/3 at the option of the holder, beginning four years from issuance, and the final 1/3 beginning five years from issuance. The May 1997 conversion has been accounted for as if it had occurred as of December 31, 1996.

In 1997, the Company issued 40,114 shares of common stock for services with a fair value of $12,784. The Company completed a private placement of 760,000 shares of common stock for net proceeds of $140,000.

The Company completed two private placements during 1998. In March 1998, the Company issued 4,404,663 shares of common stock pursuant to a private placement for a price of $.15 per share. In connection with this private placement, the Company also issued 271,187 shares for commissions.

In June 1998, there was a second private placement whereby the Company issued 2,017,999 shares for a price of $.35 per share. Each share includes a warrant to purchase additional common shares at a price of $.45 per share for a four-year period ending December 2002. Fees paid relating to this private placement were $14,126 and have been charged to additional paid-in capital. In addition, 40,360 warrants were issued to purchase 40,360 common shares at $.35 per share. The warrants expire December 2002 and were issued for services relating to the private placement.

The Company reacquired 3,000,000 common shares issued in 1996 and cancelled a subscription receivable in the amount of $450,000 for the purchase of such shares and received a note receivable in the amount of $71,550. During the year ended December 31, 1998, $27,476 was collected from the note.

During 1998, the Company issued 663,223 common shares for services. The services were charged to operations and have been recorded at the quoted market value at the date of issuance. Included in the shares are 140,000 shares pursuant to a continuing agreement for endorsements at a quoted market value of $.35 per share. At December 31, 1999, the Company included in accrued expenses and charged operations for $68,250, which represented the value attributable to 195,000 shares of common stock to be issued. The continuing agreement requiring personality endorsements provides for the issuance of 195,000 shares of common stock in 1999 and 205,000 shares of common stock in 2000.

In addition, the Company issued an aggregate of 142,857 options to purchase common shares at $.35 per share (the quoted market value) for a three-year period ended October 15, 2001. The value of the options using the Black-Scholes formula amounted to $37,142 and was charged to operations.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS




At various dates during the year ended December 31, 1999, the Company issued 1,313,903 common shares for services. The services for consultants and for officers compensation were charged to operations and have been recorded at the quoted market value at the date of issuance which aggregated $421,689.

On November 30, 1998, the Company received a short-term loan in the amount of $60,000 from a related party. This loan was due and payable on November 30, 1999 together with interest which accrued at 7% per annum. The holder of the note was given an option to convert the note and any accrued interest at any time prior to maturity into fully-paid shares of the Company's common stock, par value $.001 per share at a rate of $.21 per share, the quoted market value at November 30, 1998. During 1999, the notes and accrued interest of $1,174 were converted into 291,305 common shares.

In 1999, the Company through a private sale of shares issued 500,000 shares of common stock for an aggregate of $100,000. The Company also issued $1,000,000 in 2% convertible debentures due June 2, 2004, and warrants to purchase 900,000 shares of its common stock at $.001 per share. The Company received net proceeds of approximately $890,000 after costs which are being amortized over the term of the debentures. As a result of the conversion feature (75% of the quoted market of the common stock) and the beneficial aspect to the recipient, the Company recognized an interest charge of $333,332. The debentures were immediately convertible and the $333,332 of interest has been charged to operations in June 1999.

Additionally, the warrants to purchase 900,000 shares of the Company's common stock were exercised for $900 when the market price was $1.95 a share. As these warrants were issued and exercised at the time of the issuance of the debentures, the difference between the market value and the warrant exercise price was also considered a beneficial conversion price for accounting purposes. Accordingly, this transaction resulted in a $1,754,100 charge to interest expense in June 1999.

On July 16, 1999, $100,000 of principal plus interest was converted into 144,645 shares of common stock; on July 22, 1999, $225,000 of principal plus interest was converted into 363,892 shares of common stock; August 6, 1999, $549,280 of principal plus interest was converted into 1,102,466 shares of common stock and on November 12, 1999, the remaining $124,280 of principal and interest were converted into 251,873 shares of the Company's common stock for an aggregate of 1,862,876 shares.

The Company entered into an agreement to sell 5,000,000 restricted shares of its common stock to an investor at the price of $.20 per share. Payments for such shares will be made to the Company at various times in 2000. As of December 31, 1999, this investor had purchased 500,000 shares of commons stock for $100,000. In addition, the Company granted this investor an option to purchase 2,222,222 shares of its common stock at a price of $.45 per share. This option requires the investor to advise the Company of his intent to exercise the option by January 31, 2001, and exercise and execute the option on or before June 30, 2001 according to a defined schedule.

On January 21, 2000 the Company sold 54,750 shares of common stock for an aggregate of $19,045, on February 14, 2000 the Company sold 300,000 shares of common stock for an aggregate of $60,000, on February 16, 2000 the Company sold 375,000 shares of common stock for an aggregate of $187,500, on April 7, 2000 the Company sold 307,693 shares of common stock and a warrant to purchase an additional 307,693 shares of common stock at an exercise price of $.85 per share for an aggregate of $200,000, on April 10, 2000 the Company sold 664,193 shares of common stock and a warrant to purchase an additional 664,193 shares of common stock at an exercise price of $.90 per share for an aggregate of $431,725, and on April 11, 2000 the Company sold 269,231 shares of common stock and a warrant to purchase an additional 269,231 shares of common stock at an exercise price of $.90 per share for an aggregate of $175,000. These shares of common stock and warrants were all issued for cash.

In addition, on February 14, 2000 the Company issued 22,500 shares of common stock, on February 16, 2000 the Company issued 200,000 shares of common stock, on February 22, 2000 the Company issued 700 shares of common stock. These shares of common stock were issued to employees and consultants for services. The Company will record a charge to operations for the fair value of these shares on the date of their issuance.

The Company also issued options to purchase 599,000 shares of common stock to employees and consultants on April 4, 2000. These options are exercisable at $1.28 per share. Any charge related to the issuance of these options will be charged to operations at the time of issuance.

Additionally, on February 16, 2000 the Company issued 40,000 shares of common stock for an aggregate of $16,000, on April 7, 2000 the Company issued 112,142 shares of common stock for an aggregate of $39,250. These shares were issued upon exercise of options.

7. INCOME TAXES:

The Company has net operating loss carryforwards of approximately $3,917,000 available to reduce future taxable income which expire in various years through 2019.

The utilization of the net loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS




Company has recorded a valuation allowance for the entire amount of the deferred tax asset. The deferred income tax asset is comprised of the following at December 31, 1999:

                    Gross deferred tax asset resulting from net operating
                      loss carryforwards                                             $ 1,332,000
                    Valuation allowance                                               (1,332,000)
                                                                                     -----------
                    Net deferred income tax asset                                    $       -0-
                                                                                     ===========

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                    December 31,                                             1999          1998
                                                                            ------       ------
                    Federal income tax rate                                 (34.0)%       (34.0)%

                    Valuation allowance on net operating loss carryfor       34.0          34.0
                                                                            ------       ------
                    Effective income tax rate                                   0 %           0 %
                                                                            ======       ======
