Form 10KSB/A
period 1999-12-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2000-04-28
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        Commission File Number 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.

          NEVADA                                              65-0684400
 -------------------------------                        ----------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)

   9960 Central Park Boulevard, #302
        Boca Raton, Florida                                   33428
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:  (561) 477-8020

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

                                TABLE OF CONTENTS


                                                                                                              PAGE


PART III.........................................................................................................1

         ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........................1

         ITEM 10.          EXECUTIVE COMPENSATION................................................................2

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................2

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................4


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the names and ages of the directors and executive officers of the Company, as well as the positions held by such persons:


                  Name                      Age              Position (1)
                  ----                      ---              ------------
         Dr. Jerry I. Jacobson (2)          54               Chairman of the Board, President
                                                             and Chief Executive Officer

         Alfonso Serrato                    55               Director

         Debra M. Jacobson (2)              48               Senior Vice President, Treasurer, Secretary
                                                             and Director

         Frank A. Chaviano                  51               Senior Vice President

--------------------------------------------

(1) All directors and officers are elected for terms of for one year and until their successors have been elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. Board members are serving without compensation. Officers serve at the pleasure of the Board.

(2) Dr. Jerry I. Jacobson and Debra M. Jacobson are husband and wife.

         DR. JERRY I. JACOBSON has been the Chairman, President and Chief Executive Officer of the Company since June 1996 and of its privately-held predecessor since March 1995. Dr. Jacobson holds a Bachelor of Arts degree in Philosophy from Brooklyn College of the City University of New York and D.D.S. and D.M.D degrees from Temple University. He has also received extensive informal training in physics after auditing 25 courses at different universities in the New York City metropolitan area. Dr. Jacobson has also been a student of Albert Einstein's work throughout his life. Since his discovery of a new law of nature, Dr. Jacobson has focused his science, denoted as Jacobson Resonance, on medical therapy for more than a decade. His publishing credits include more than 60 articles, more than 15 abstracts, three book chapters and two books. He holds seven issued, allowed or pending United State of America patents, for three of which there are currently patents issued or pending in 75 foreign countries.

         ALFONSO SERRATO has been a director of the Company since June 1998. Mr. Serrato worked for Medtronic, Inc., a New York Stock Exchange company that is a leading manufacturer and distributor of medical devices around the world, from 1978 until 1996 in various capacities. His positions included Vice President of Worldwide Manufacturing and Vice President of Pacing Operations. He is the controlling person of Serrato Enterprises, L.L.C., a licensee of the Company and the entity that is spearheading the Company's European initiatives.

         DEBRA M. JACOBSON has been a director, the Treasurer and the Secretary of the Company since August 1996 and Senior Vice President of the Company since September 1999. She has been married to Dr. Jacobson and served as his private secretary for approximately 25 years. As Dr. Jacobson has suffered from glaucoma for over 20 years, Ms. Jacobson has been invaluable as a research assistant and editor. Previously, Ms. Jacobson worked as a flight attendant for Eastern Airlines and as a secretary. She is a graduate of the prestigious Katherine Gibbs Secretarial School in New York, New York.

         FRANK A. CHAVIANO joined the Company as Vice President in 1997 and subsequently became Senior Vice President and Chief Operating Officer. Previously, Mr. Chaviano served from 1996 to 1997 as Senior Vice President of American Healthcorp responsible for physician practice management and development. From 1994 until 1996, he was Senior Vice President of Integrated Health Services, Inc., and from 1992 until 1994, he was Senior Vice President of Integracare, Inc. In those positions Mr. Chaviano assisted with the acquisition and development of more than 100 medical practices.


ITEM 10. EXECUTIVE COMPENSATION

         Dr. Jacobson, the Company's Chief Executive Officer, does not receive any cash compensation from the Company. None of the executive officers of the Company received more than $100,000 cash in annual salary and bonus in any of the last three full fiscal years of the Company. However, Dr. Jacobson and each of the other directors and executive officers of the Company have received various stock issuances and stock option grants from the Company. Please see "Item 11: Security Ownership of Certain Beneficial Owners and Management."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 12, 2000, the beneficial ownership of the voting securities of the Company by each person beneficially owning more than 5% of such securities, by each of the directors and executive officers of the Company, and by the directors and executive officers of the Company as a group.



Name and Address                                 Amount and Nature                       Percent of Class
of Beneficial Owner (1)                      of Beneficial Ownership (2)                   Outstanding
-----------------------                      ---------------------------                 -----------------
Dr. Jerry I. Jacobson                        45,000 shares of Series A
                                             Convertible Preferred Stock (3)                  100.0%

                                             10,809,685 shares of
                                             common stock (4)                                  27.2%

Alfonso Serrato                              1,739,352 (5)                                      4.4%

Debra M. Jacobson                            727,200 (6)                                        1.8%

Frank A. Chaviano                            772,866 (7)                                        1.9%

All directors and executive officers         14,049,103 (8)                                    35.0%
as a group (4 persons)

------------------------

(1) The address of each person named in the table is c/o Jacobson Resonance Enterprises, Inc., 9960 Central Park Boulevard, Suite 302, Boca Raton, Florida 33428.

(2) For all entries in the table other than the one for Dr. Jerry I. Jacobson, the figures represent beneficial ownership of shares of the Company's common stock.

(3) Each share of the Series A Convertible Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote of the Company's shareholders. As a result, Dr. Jacobson controls 65.8% of the combined voting power of the Company's outstanding shares of preferred and common stock. The Series A Convertible Preferred Stock is not entitled to any dividends and has a liquidation preference equal to its par value, which is a total of $45.00. At the option of Dr. Jacobson, up to one-third of the outstanding shares of the Series A Convertible Preferred Stock can be converted into shares of the Company's common stock beginning in May of each of the years 2000, 2001 and 2002. The conversion ratio is 1,000 shares of common stock for each share of preferred stock.

(4) This figure includes 10,709,685 shares owned of record by Dr. Jacobson and 100,000 shares subject to options granted to Dr. Jacobson, which options are exercisable within 60 days from the date hereof. This figure excludes 100,000 shares subject to options granted to Dr. Jacobson, which options are not exercisable within 60 days from the date hereof. This figure also does not include beneficial ownership of shares of the Company's common stock by Debra M. Jacobson, the wife of Dr. Jacobson, as to which shares Dr. Jacobson disclaims any beneficial interest. Ms. Jacobson's beneficial ownership is separately listed in the table. Together Dr. and Ms. Jacobson beneficially own 11,306,885 shares, or 28.5%, of the outstanding shares of the Company's common stock. This figure further excludes 200,000 shares owned of record by the Perspectivism Foundation, of which Dr. Jacobson is the founder and a director. Dr. Jacobson disclaims any beneficial interest in those shares.

(5) This figure includes 1,167,495 shares owned of record by Mr. Serrato, 542,857 shares subject to warrants held by Mr. Serrato, and 29,000 shares subject to options granted to Mr. Serrato, which options are exercisable within 60 days from the date hereof. This figure excludes 12,000 shares subject to options granted to Mr. Serrato, which options are not exercisable within 60 days from the date hereof. It also excludes 28,571 shares owned of record by Mr. Serrato's wife and 28,571 shares subject to warrants held by her. Mr. Serrato disclaims any beneficial interest in those shares.

(6) This figure includes 597,200 shares owned of record by Ms. Jacobson and 130,000 shares subject to options granted to Ms. Jacobson, which options are exercisable within 60 days from the date hereof. This figure excludes 50,000 shares subject to options granted to Ms. Jacobson, which options are not exercisable within 60 days from the date hereof. It also does not include beneficial ownership of shares of the Company's common stock by Dr. Jerry I. Jacobson, the husband of Ms. Jacobson, as to which shares Ms. Jacobson disclaims any beneficial interest. Together, Dr. and Ms. Jacobson beneficially own 11,306,885 shares, or 28.5%, of the outstanding shares of the Company's common stock. This figure also excludes 200,000 shares owned of record by the Perspectivism Foundation, to which Ms. Jacobson donated the shares and of which Ms. Jacobson is a director. Ms. Jacobson disclaims any beneficial interest in those shares.

(7) This figure includes 592,866 shares owned of record by Mr. Chaviano and 180,000 shares subject to options granted to Mr. Chaviano, which options are exercisable within 60 days from the date hereof. It excludes 100,000 shares subject to options granted to Mr. Chaviano, which options are not exercisable within 60 days from the date hereof.

(8) This figure includes 13,067,246 shares owned of record by the Company's directors and executive officers as a group; 439,000 shares subject to options granted to them, which options are exercisable within 60 days from the date hereof; and 542,857 shares subject to warrants held by them. Taking into account the 45,000 shares of the Company's Series A Convertible Preferred Stock owned by Dr. Jacobson, the Company's directors and executive officers collectively control 68.5% of the combined voting power of the Company's outstanding shares of preferred and common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the sole owner of all patents issued or filed. Dr. Jacobson is also the sole owner of all relevant Jacobson Resonance intellectual property. The Company has the exclusive rights to pursue whatever applications of Jacobson Resonance that it wants through October 2004. In return, the Company is obligated to pay Dr. Jacobson a 3% or 4% royalty on revenues, depending upon the application.

         To date, the Company has entered into two agreements with Serrato Enterprises L.L.C. ("Serrato Enterprises"), an entity controlled by Alfonso Serrato, a director of the Company. In March 1999, the Company entered into a ten-year license agreement with Serrato Enterprises for the marketing and distribution of the Company's chronic pain reduction products in Europe, Africa and the Middle East, excluding Israel and the nations that formerly constituted the Union of Soviet Socialist Republics. The stated term of the agreement runs through the year 2008 and contains two automatic renewals thereafter of five years each, but is subject to earlier termination by either party upon at least 90 days' prior written notice to the other party. The Company is to receive a sales royalty of 16% of gross sales payable on a quarterly basis within 30 days after the end of each calendar quarter. The Company is also to receive a manufacturing license override fee of $1,000 for each 18" and 22" Jacobson Resonator and $1,500 for each seven foot Jacobson Resonator ordered by and delivered to the licensee. These fees are payable within 45 days of initial shipment of the product from the manufacturing facility.

         In October 1999, the Company entered into an additional and separate ten-year license agreement with Serrato Enterprises for the manufacturing (as opposed to the marketing and distribution) of the Company's chronic pain reduction products in Europe, Africa and the Middle East, excluding Israel and the nations that formerly constituted the Union of Soviet Socialist Republics. The stated term of the agreement runs through the year 2009 and contains two automatic renewals thereafter of five years each, but is subject to earlier termination by either party upon at least 180 days' prior written notice to the other party. The Company is to receive manufacturing royalties of $1,000 for each 18" and 22" Jacobson Resonator, $1,500 for each 4' and 7' Jacobson Resonator and $2,000 for each industrial and/or non-medical use Jacobson Resonator manufactured and delivered by the licensee. These royalties are payable on a quarterly basis within 30 days after the end of each calendar quarter.

         Mr. Serrato in November 1998 made a $60,000 one-year loan to the Company with interest at 7% per annum. He had the option at any time to convert the loan and any accrued interest into shares of the Company's common stock at $0.21 per share, which approximated the fair market value of the Company's common stock at the time the loan was made. In March 1999, he converted the loan and accrued interest into 291,305 shares of the Company's common stock.

         From time to time since late 1997 on approximately a quarterly basis, the Company has issued shares of its common stock to its executive officers either in lieu of cash compensation or as bonuses. Debra Jacobson, a director as well as an executive officer of the Company, has received stock in most of these issuances. The following table sets forth pertinent information on the issuances to Ms. Jacobson:

                         Number of        Value Per       Aggregate
     Date                 Shares           Share            Value
     ----                ---------        ---------       ----------
November 1997              5,000          $   0.15       $    750

  July 1998               83,334              0.35         29,167

 October 1998             25,000              0.25          6,250

December 1998             30,000              0.25          7,500

   March 1999             98,572              0.35         34,500

    May 1999             200,000              0.35         70,000

September 1999           100,000              0.21         21,000

December 1999             85,294              0.18         15,353

December 1999            100,000              0.21         21,000

February 2000            100,000              2.16        216,000

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 28, 2000                    JACOBSON RESONANCE ENTERPRISES, INC.
                                         (Registrant)


                                         By: /s/ Jerry I. Jacobson
                                             -----------------------------------
                                            Jerry I. Jacobson, Chairman of the
                                            Board and Chief Executive Officer