Form 10QSB
period 2000-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2000-05-23
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: March 31, 2000

                        Commission file number: 000-27847


                      JACOBSON RESONANCE ENTERPRISES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                              65-0684400
   -------------------------------                          -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


                        9960 Central Park Boulevard, #302
                            BOCA RATON, FLORIDA 33428
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (561) 477-8020
                          ---------------------------
                          (Issuer's telephone number)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2000: 39,650,660 shares of common stock, no par value per share.

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                      INDEX



                                                                                                                          Page
                                                                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2000 and 1999 ............................................................................     3

      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2000 and 1999..................................................     4

      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                  For the Three Months Ended March 31, 2000...........................................................     5

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2000 and 1999..................................................     6

      Notes to Consolidated Financial Statements......................................................................     7

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..................    10


PART II - OTHER INFORMATION

      Item 2 -Changes in Securities...................................................................................    13

      Item 5 -Other Information.......................................................................................    13

      Signatures......................................................................................................    14





                         PART I - FINANCIAL INFORMATION



Item 1. FINANCIAL STATEMENTS.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET



                                                                                     March 31,        Decenber 31,
                                                                                       2000              1999
                                                                                    (Unaudited)
                                                                                    -----------       -----------

CURRENT ASSETS
    Cash and Cash Equivalents                                                       $ 1,336,702       $   579,518
    Prepaid Expenses                                                                     24,213            31,317
                                                                                    -----------       -----------

        Total Current Assets                                                          1,360,915           610,835
    Property and Equipment, at Cost,  (Net of Accumulated
        Depreciation of $30,521 and $21,448, respectively)                              155,288           116,685

    Deposits                                                                              1,395             1,395
    Deferred Income Tax Asset, Net of Valuation Allowance of $ 1,570,000 and
        $1,332,000, respectively)                                                            --                --
                                                                                    -----------       -----------

      Total Other Assets                                                                  1,395             1,395
                                                                                    -----------       -----------

        Total Assets                                                                $ 1,517,598       $   728,915
                                                                                    ===========       ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                           $   161,013       $   148,154
    Other Liabilites                                                                     34,775                --
                                                                                    -----------       -----------

        Total Current Liabilities                                                       195,788           148,154
                                                                                    -----------       -----------



STOCKHOLDERS' EQUITY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 45,000 Shares                                                45                45
    Common Stock, $.001 Par Value, 100,000,000 Shares Authorized;
        Issued and Outstanding, 38,162,077 and 37,169,127 Shares, respectively           38,162            37,169
    Common Stock to be Issued                                                           806,725                --
    Additional Paid in Capital                                                        6,440,759         5,806,107
    Deficit Accumulated During the Development Stage                                 (5,919,207)       (5,217,886)
    Treasury Stock Common (600,000 Shares at Cost)                                         (600)             (600)
    Subscriptions Receivable                                                            (44,074)          (44,074)
                                                                                    -----------       -----------

        Total Stockholders' Equity                                                    1,321,810           580,761
                                                                                    -----------       -----------

        Total Liabilities and Stockholders' Equity                                  $ 1,517,598       $   728,915
                                                                                    ===========       ===========




The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)




                                                  For the Three Months Ended         For the Period
                                                        March 31,                    from Inception
                                               -------------------------------        to March 31,
                                                   2000               1999               2000
                                               ------------       ------------       ------------
REVENUES                                       $      2,575       $      6,676       $    149,728
                                               ------------       ------------       ------------

COSTS AND EXPENSES:
    General and Administrative
                                                    612,206            183,435          3,246,612
    Research and Development
                                                     99,034             17,005            860,520
    Financing costs
                                                         --                 --          2,094,508
                                               ------------       ------------       ------------

        Total Operating Expenses                    711,240            200,440          6,201,640
                                               ------------       ------------       ------------

Other Income (Expense)
    Interest Income                                   7,344              5,901             54,124
    Gain on Sales of Resonance Machines                  --                 --             78,581
                                               ------------       ------------       ------------

NET LOSS                                       $   (701,321)      $   (187,863)      $ (5,919,207)
                                               ============       ============       ============



PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                      $      (0.02)      $      (0.01)
                                               ============       ============
    Diluted                                    $      (0.02)      $      (0.01)
                                               ============       ============

Shares Used to Compute Net Loss Per Share
    Basic                                        37,903,137         32,439,289
                                               ============       ============
    Diluted                                      37,903,137         32,439,289
                                               ============       ============


                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period form Inception to March 31, 2000
                                   (Unaudited)



                                                                                        Deficit
                                             Common Stock                             Accumulated
                          Common Stock       to be Issued   Preferred Stock Additional  During                           Stock-
                       -----------------   ---------------  ---------------  Paid-In  Development Subscription  Treasury holder
                       Issued     Amount   Issued   Amount  Issued   Amount  Capital     Stage     Receivable    Stock   Equity
                       ------     ------   ------   ------  ------   ------  -------  -----------  ----------    -----   ------
Issuance of
 Founders Stock
 at Par $.001        57,220,000   57,220     --       --   $    --    $--  $  (57,220)  $      --   $      --    $  --  $      --

 Recapitalization
  June 4, 1996        4,905,000    4,905     --       --        --     --      (4,905)          --         --       --         --

Issuance of Common
 Stock at $.10
 Per Share           10,000,000   10,000     --       --        --     --     990,000           --   (526,550)      --    473,450

Issuance of Common
 Stock at $1.75
 Per Share               18,857       19     --       --        --     --      32,981           --         --       --     33,000

Purchase of
 Treasury Stock
 at Cost                     --       --     --       --        --     --          --           --         --     (600)      (600)

Conversion of Common
 Stock to
 Preferred Stock    (45,000,000) (45,000)    --       --    45,000     45      44,955           --         --       --         --

 Net Loss                    --       --     --       --        --     --          --     (292,325)        --       --   (292,325)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------

 Balance, December
  31, 1996           27,143,857   27,144     --       --    45,000     45   1,005,811     (292,325)  (526,550)    (600)   213,525

Issuance of Common
 Stock for Services
 Rendered at Prices
 Between $.15 and
 $1.75 Per Share         40,114       40     --       --        --     --      12,744           --         --       --     12,784

Issuances of Common
 Stock from Private
 Placement at Prices
 Prices Between $.15
 and $.25 Per Share     760,000      760     --       --        --     --     139,240           --         --       --    140,000


Issuances of Common
 Stock out of Proceeds
 of Subscription
 Receivable                  --       --     --       --        --     --          --           --      5,000       --      5,000

Net Loss                     --       --     --       --        --     --          --     (315,319)        --       --   (315,319)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------


Balance, December
 31, 1997            27,943,971   27,944     --       --    45,000     45   1,157,795     (607,644)  (521,550)    (600)    55,990


Reacquisition of
 Common Shares
 and Collection of
 Subscription
 Receivable          (3,000,000)  (3,000)    --       --        --     --    (450,000)          --    450,000       --     (3,000)


Cash Collection of
 Subscription
 Receivable                  --       --     --       --        --     --          --           --     27,476       --     27,476

Issuance of Common
 Stock from Private
 Private Placement
 at a Price of $.15
 per Share            4,675,850    4,676     --       --        --     --     659,294           --         --       --    663,970

Issuance of Common
 Stock from Private
 Placement at a
 Price of $.35
 per Share            2,017,999    2,018     --       --        --     --     690,156           --         --       --    692,174

Issuance of Common
 Stock forServices
 Rendered at Prices
 between $.15
 and $.35 per Share     663,223      663     --       --        --     --     176,415           --         --       --    177,078

Fair Value of
 Options Issued to
 Consultants                 --       --     --       --        --     --       2,063           --         --       --      2,063

Net Loss                     --       --     --       --        --     --          --     (952,276)        --       --   (952,276)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------

Balance December 31,
 1998                32,301,043   32,301     --       --    45,000     45   2,235,723   (1,559,920)   (44,074)    (600)   663,475





   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 For the Period form Inception to March 31, 2000
                                   (Unaudited)




                                                                                        Deficit
                                             Common Stock                             Accumulated
                          Common Stock       to be Issued   Preferred Stock Additional  During                           Stock-
                       -----------------   ---------------  ---------------  Paid-In  Development Subscription  Treasury holder
                       Issued     Amount   Issued   Amount  Issued   Amount  Capital     Stage     Receivable    Stock   Equity
                       ------     ------   ------   ------  ------   ------  -------  -----------  ----------    -----   ------
Balance December
 31, 1998            32,301,043   32,301     --       --    45,000     45   2,235,723   (1,559,920)   (44,074)    (600)   663,475

Issuance of Common
 Stock for
 Services Rendered
 at Prices between
 $.18 and $2.69
 per Share            1,313,903    1,314     --       --        --     --     420,375           --         --       --    421,689

Issuance of Common
 Stock for
 Repaymentof Debt       291,305      291     --       --        --     --      60,883           --         --       --     61,174

Issuance of Common
 Stock for Exercise
  of Warrants           900,000      900     --       --        --     --   1,754,100           --         --       --  1,755,000

Sales of Shares
 at $.20 per Share      500,000      500     --       --        --     --      99,500           --         --       --    100,000

Beneficial Conversion
 Feature on
 Convertible
 Debentures                  --       --     --       --        --     --     333,332           --         --       --    333,332


Issuance of Common
 Stock for
 Conversion of
 Debentures           1,862,876    1,863     --       --        --     --     902,194           --         --       --    904,057

Net Loss                     --       --     --       --        --     --          --   (3,657,966)        --       -- (3,657,966)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------

Balance, December
 31, 1999            37,169,127   37,169     --       --    45,000     45   5,806,107   (5,217,886)   (44,074)    (600)   580,761


Issuance of Common
 Stock for
 Services Rendedered
 at Prices between
 $1.10 and $1.52
 per Share              223,200      223     --       --        --     --     328,527           --         --       --    328,750

Sales of Shares
a $.30 to $.75 per
Share                   769,750      770     --       --        --     --     306,125           --         --       --    306,895


Common Stock
 to be Issued                --       -- 1,241,117  806,725     --     --          --           --         --       --    806,725


Net Loss                     --       --     --       --        --     --          --     (701,321)        --       --   (701,321)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------
Balance, March
 31, 2000            38,162,077   38,162 1,241,117  806,725 45,000     45   6,440,759   (5,919,207)   (44,074)    (600) 1,321,810
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------






   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                      For the Three Months Ended       For the Period
                                                                              March 31,               from Inception
                                                                    -----------------------------       to March 31,
                                                                        2000             1999              2000
                                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $  (701,321)      $  (187,863)      $(5,919,207)
    Adjustments to Reconcile Net Loss to Net Cash Flows
       Used in Operating Activities:
            Depreciation                                                  9,073               408            30,521
            Amortization of Deferred Debt Costs                              --                --             7,742
            Write off of Licensing Costs                                126,582
            Fair Value of Common Stock Issued for Services              328,750                --           942,619
            Fair Value of Common Stock Issued for Interest                   --                --             6,781
            Stock Issued for Conversion of Warrants Attributed               --                --         1,754,100
            Beneficial Conversion Feature of Debentures                      --                --           333,332
            Fair Value of Options Issued
                                                                             --                --             2,063

        Changes is Operating Assets and Liabilities:
            Prepaid Expenses                                              7,104             6,909           (24,213)
            Other                                                            --               815                --
            Deposits                                                         --                --            (1,395)
            Accounts Payable                                             12,858           (38,674)          161,012
            Other Liabilites                                             34,775                --            34,775
                                                                    -----------       -----------       -----------


Net Cash Flows Used in Operating Activities
                                                                       (308,761)         (218,405)       (2,545,288)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                            (47,675)               --          (185,808)
    Patent Costs                                                             --                --          (126,582)
                                                                    -----------       -----------       -----------

Net Cash Flows Used in Investing Activities                             (47,675)               --          (312,390)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                               --                --              (600)
    Proceeds from Note Payable                                               --                --            60,000
    Proceeds From Issuance of Debentures                                     --                --           890,490
    Proceeds From Exercise of Warrants                                       --                --               900
    Proceeds From Common Stock to be Issued                             806,725                --           806,725
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                        --                --           653,976
    Proceeds from Issuance of Common Stock                              306,895                --         1,782,889
                                                                    -----------       -----------       -----------

Net Cash Flows Provided by Financing Activities                       1,113,620                --         4,194,380
                                                                    -----------       -----------       -----------

Net Increase in Cash and Cash Equivalents                               757,184          (218,405)        1,336,702

Cash and Cash Equivalents - Beginning of Period                         579,518           642,680                --
                                                                    -----------       -----------       -----------

Cash and Cash Equivalents - End of Period                           $ 1,336,702       $   424,275       $ 1,336,702
                                                                    ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
        Income Taxes                                                $        --       $        --       $        --
                                                                    ===========       ===========       ===========

        Interest                                                    $        --       $        --       $        --
                                                                    ===========       ===========       ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt                    $        --       $        --       $    60,000
                                                                    ===========       ===========       ===========

  Subscriptions Receivable for Issuance of Common Stock             $        --       $        --       $   698,050
                                                                    ===========       ===========       ===========

  Conversion of debentures into common stock                        $        --       $        --       $ 1,000,000
                                                                    ===========       ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


Note 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, of Jacobson Resonance Enterprises, Inc. (the "Company" ) as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results for the full fiscal year ending December 31, 2000.


Note 2 - STOCKHOLDERS' EQUITY

In December 1999, the Company entered into an agreement to sell 5,000,000 restricted shares of its common stock to an investor at the price of $.20 per share. Payments for such shares began in 1999 and will continue to be made to the Company at various times in 2000. As of December 31, 1999, this investor had purchased 500,000 shares of common stock for $100,000. In addition, the Company granted this investor an option to purchase 2,222,222 shares of its common stock at a price of $.45 per share. This option requires the investor to advise the Company of his intent to exercise the option by January 31, 2001, and exercise and execute the option on or before June 30, 2001 according to a defined schedule. During the three months ended March 31, 2000, the investor purchased 300,000 shares for an aggregate of $60,000.

In addition to the foregoing, the Company sold 54,750 shares of common stock for an aggregate of $16,295 on January 21, 2000; 375,000 shares of common stock for an aggregate of $212,500 on February 16, 2000; 307,693 shares of common stock and a warrant to purchase an additional 307,693 shares of common stock at an exercise price of $.85 per share for an aggregate of $200,000 on April 7, 2000; 664,193 shares of common stock and a warrant to purchase an additional 664,193 shares of common stock at an exercise price of $.90 per share for an aggregate of $431,725 on April 10, 2000, and 269,231 shares of common stock and a warrant to purchase an additional 269,231 shares of common stock at an exercise price of $.90 per share for an aggregate of $175,000 on April 11, 2000. These shares of common stock and warrants were all sold for cash. The Company received payments for the stock prior to March 31, 2000, and these payments have been classified as common stock to be issued on the accompanying balance sheet.

Furthermore, on February 14, 16 and 22, 2000, respectively, the Company issued 22,500 shares, 200,000 shares and 700 shares, respectively, of common stock. The Company issued these shares to employees and consultants for services. The Company has recorded a charge to operations for the fair value of these shares on the dates of their issuances, which amounted to $328,750.

The Company also issued options to purchase 599,000 shares of common stock to employees and consultants on April 4, 2000. These options are exercisable at $1.28 per share. Any charge related to the issuance of these options will be charged to operations at the date of issuance.

Additionally, the Company issued 40,000 shares of common stock for an aggregate of $16,000 on February 16, 2000, and 112,142 shares of common stock for an aggregate of $39,250 on April 7, 2000. The Company issued these shares upon exercise of outstanding options.

Note 3 - SUBSEQUENT EVENT

The majority stockholder of the Company is involved in litigation that may require him to transfer shares of common stock of the Company to the plaintiffs. In addition, the litigation may further require payments by this stockholder and the issuance of warrants by the Company. See Item 5 of Part II in this Form 10-QSB for a more detailed discussion of this litigation. Any impact on the accompanying financial statements as a result of the resolution of this contingency cannot be determined at this time.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

         The Company is in the development stage and has not had any significant revenue from operations to date. It incurred a loss of $701,321 for the quarter ended March 31, 2000, and has incurred losses of $5,919,207 since its inception in 1996. Of that amount, $2,094,158 is attributable to the non-cash financing cost of the Company's sale of convertible debentures and warrants to purchase common stock in early June 1999, from which the Company received net cash proceeds of $891,390. Another $940,519 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered. Of the remaining amount, the Company has spent $860,520 on research and development since inception.

         In early May 2000, the Company launched its marketing campaign for resonated drinking products at The Brett Favre Forward Foundation Charity Celebrity Golf Tournament in Biloxi, Mississippi. Brett Favre is the official spokesperson for the resonated Spring Water and Real-Pro Hi-Energy Sports Drink produced by RealPure Beverage Group, LLC, a licensee of the Company. The Real Pure beverages are currently being distributed for retail sale in the portion of the United States east of the Mississippi River. Distribution west of the Mississippi River is expected to commence in the near future. The Company expects to begin receiving royalties from RealPure before the end of June 2000.

         In addition, the Company anticipates CE Marking of its 18-inch and seven-foot clinical Jacobson Resonators for treatment of chronic pain of the knee sometime in the second quarter of 2000. It also expects FDA approval of its 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee and CE Marking of those resonator models for treatment of the entire spectrum of chronic pain sometime in the third quarter of 2000. Receipt of those approvals will allow the Company's licensees to make, market, distribute and sell those clinical products on a commercial basis in the United States of America and Europe. In addition, the Company's licensees are currently gearing up to make, market, distribute and sell the Company's portable Jacobson resonators on a commercial basis. The foregoing combination of events is expected to generate ongoing revenue for the Company and thereby bring it out of the development stage into the operating stage during the calendar year 2000.

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

         5. Licensing revenue from Palmer Natural Products, Inc., and Perfect Living Systems, Inc., two nutraceutical laboratories and formulary companies located in Southern California. These companies plan to use Jacobson Resonance technology and equipment in the formulary of multiple nutraceuticals, as well as client-specific products, for manufacture, marketing, distribution and sale. The Company signed a letter of intent with these companies in April 2000.

         6. Increases in revenue from its existing licensees for the clinical Jacobson Resonators because of additional FDA approvals and CE Marking. After receipt of the currently pending applications for FDA approvals and CE Marking, the Company plans to seek additional FDA approvals for the other three clinical models of the Jacobson Resonator and for treatment of the entire chronic pain spectrum, not just osteoarthritis of the knee. It also plans to seek CE Marking of the other two clinical models of the Jacobson Resonator. These approvals would broaden the product line in both the United States of America and Europe and would broaden the applications for the clinical Jacobson Resonators in the United States of America.

         The Company will continue both use and product research and development for Jacobson Resonance. The Company estimates that the currently ongoing university research will require about $120,000 of the Company's funds for the rest of 2000. It anticipates continued prototyping of additional models of the Jacobson Resonator for varying uses if additional funds become available for that purpose. It estimates that the costs to the Company of such prototyping will be approximately $100,000 for the rest of 2000.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2000

         The Company had a net loss for the quarter ended March 31, 2000, of $701,321, as compared to a loss for the quarter ended March 31, 1999, of $187,863, an increase of $513,458. The increase in the loss primarily results from (1) a $328,750 non-cash expense in the current quarter for the fair value of common stock of the Registrant issued for services rendered and (2) an increase in research and development costs of $82,029.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2000

         The Company's cash on hand at March 31, 2000, was $1,336,702, as compared to $579,518 at December 31, 1999. Revenues for the first quarter of 2000 were $2,575, as compared to $6,676 for the first quarter of 1999. The Company had a net loss of $701,321 for the first quarter of 2000, as compared to a net loss of $187,863 for 1999, an increase of $513,458. The increase is primarily attributable to an increase in salary expense of $320,199 and an increase in research and development expense of $82,029. The increase in salary expense is the primarily result of the non-cash expense recorded in February 2000 for the issuance of a total of 200,000 shares of the Company's common stock to two members of its management in lieu of cash salary, which stock was valued at market price on the date of issuance.

         Since the beginning of the year, the Company has received $1,150,770] from the sale of securities and the exercise of stock options. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through the end of 2000. By that time, the Company expects to be generating sufficient revenue to fund its plan of operation after then. However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing.

         In addition, the Company's current expectations may be materially affected by the uncertainties created by recent developments in litigation involving Dr. Jerry I. Jacobson, the Company's principal shareholder, Chairman of the Board, President and Chief Executive Officer. In that regard, please see
Item 5 "Other Information."

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

         In January 2000, the Company sold 400,000 shares of its common stock at $0.50 per share for gross proceeds of $200,000 to a husband and wife and their adult son, all accredited investors. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for these stock issuances.

         Also in January 2000, the Company sold 29,750 shares of its common stock at $0.22 per share for gross proceeds of $25,000 to the individual with whom the Company is developing its neutraceutical licensing business. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for this stock issuance.

         In February 2000, the Company issued a total of 22,500 shares to four individuals for services rendered. The shares were valued at $1.10 per share, or $24,750 in the aggregate. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for these stock issuances.

         Also in February 2000, the Company sold 300,000 shares at $0.20 per share for gross proceeds of $60,000 to an accredited investor pursuant to a December 1999 agreement to sell 5,000,000 shares of its common stock to the investor at that price per share. Payments for such shares began in 1999 and will continue at various times in 2000. In addition, the Company granted this investor options to purchase 2,222,222 shares of its common stock at a price of $0.45 per share. The investor must advise the Company of his intent to exercise the options by January 31, 2001, and exercise the options on or before June 30, 2001. The Company relied upon the exemption from registration contained in
Section 4(2) of the Securities Act for this stock issuance.

         Additionally, the Company received $16,000 in February 2000 from the exercise of outstanding options to purchase 40,000 shares of common stock, half with an exercise price of $0.45 per share and half with an exercise price of $0.35 per share, by two members of the Company's Scientific Advisory Board. The Company had granted the options that were exercised at $0.45 per share in June 1999 and the ones that were exercised at $0.35 per share in November 1998. The Company relied upon the exemption from registration [provided by Rule 701 promulgated pursuant to the Securities Act for these securities issuances.]

         From time to time since late 1997 on approximately a quarterly basis, the Company has issued shares of its common stock to its executive officers either in lieu of cash compensation or as bonuses. In February 2000, the Company issued 100,000 shares of its Common stock to each of Debra M. Jacobson, a Senior Vice President and Director and the Treasurer and Secretary of the Company, and Frank A. Chaviano, a Senior Vice President of the Company. The shares were valued at $1.52 per share, or $304,000 in the aggregate. The Company has relied upon the exemption from registration contained in Section 4(2) of the Securities Act for these stock issuances.

         In February 2000, the Company further issued 700 shares of its common stock to a member of its Scientific Advisory Board for services rendered. These shares have been valued at $1.00 per share, or $700 in the aggregate. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for this stock issuance.

         In March 2000, the Company sold 307,693 units, consisting of one share of its common stock and a warrant to purchase one share of its common stock at $0.85 per share, for $0.65 per unit, resulting in gross proceeds of $200,000, to two accredited investors. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for this stock issuance.

         Also in March 2000, the Company sold 933,424 units, consisting of one share of its common stock and a warrant to purchase one share of its common stock at $0.90 per share, for $0.65 per unit, resulting in gross proceeds of $606,725, to six accredited investors. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for this stock issuance.

ITEM 5. OTHER INFORMATION.

         On May 11, 2000, by order dated May 4, 2000, the trial judge in litigation styled ERIC HEWKO AND PATRICK J. CASEY V. JERRY I. JACOBSON, Case No. CL 97-4255 AE, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, enforced in part an alleged settlement agreement among Messrs. Hewko and Casey and Dr. Jacobson. Messrs. Hewko and Casey, who are attorneys in private practice in Palm Beach County, Florida, had instituted this litigation in May 1997 against Dr. Jacobson, who is the principal shareholder, Chairman of the Board, President and Chief Executive Officer of the Company.

         In the litigation, Messrs. Hewko and Casey had alleged that each of them are entitled to one-sixth of Dr. Jacobson's original 57,220,000 shares of the common stock of the Company that Dr. Jacobson received in June 1996 with respect to the Company's acquisition of Jacobson Resonance Machines, Inc., a Florida corporation, and an equivalent ownership interest in intellectual property created or developed by Dr. Jacobson. They based their allegations on a verbal arrangement that began among the three men in October 1988 and a certain Ownership Agreement among them drafted by Mr. Casey or under his direction in 1990. Although the Ownership Agreement is dated January 1, 1990, it also contains an acknowledgment of the signature of Dr. Jacobson dated April 14, 1990 (for which Mr. Hewko signed as the Notary Public), and acknowledgments of the respective signatures of Messrs. Hewko and Casey dated April 26 and June 8, 1990, respectively.

         In April 1998, the parties had met to discuss a possible settlement of the litigation. As a result of the meeting, Mr. Casey prepared a proposed settlement term sheet containing 14 points. Dr. Jacobson advised his then trial attorneys that he did not agree, either then or previously, to the majority of the provisions contained in the term sheet. Nevertheless, Dr. Jacobson's then trial attorneys attended a hearing on or about April 6, 1998, which resulted in the entry of an order on April 21, 1998, ratifying and approving the term sheet as a settlement. On or about March 23, 2000, Messrs. Hewko and Casey filed a motion to enforce that portion of the term sheet and the order dated April 21, 1998, that purported to require Dr. Jacobson to transfer 12,000,000 shares of the Company's common stock to Messrs.
Hewko and Casey.

         The May 11 order by the trial judge granted the plaintiffs' motion to compel Dr. Jacobson to transfer a total of 12,000,000 shares of the Company's common stock to Messrs. Hewko and Casey, with each to receive 6,000,000 shares of the total. In addition, the trail judge gave damage awards to each of Messrs. Hewko and Casey in the amount of $6,446,250, or a total of $12,892,500, against Dr. Jacobson for what the order describes as "the wrongful delay in Defendant's performing the ministerial act of delivering to Plaintiffs their stock in JRSE." The trial judge based these actions on what the order describes as "the terms and conditions of a Settlement approved in open court April 6, 2000 [sic - the actual year was 1998]."

         On May 12, 2000, Dr. Jacobson's legal counsel appealed the May 11 order to the Florida Fourth District Court of Appeals. On May 17, 2000, the trial judge denied Dr. Jacobson's motion for stay, pending resolution of the appeal, with regard to the transfer of the stock and required a $15,471,000 supersedeas bond to stay, pending resolution of the appeal, enforcement of the damage awards. Unless the trial or appellate court stays the enforcement of the order, certain of Dr. Jacobson's nonexempt property may be subject to public sale, despite the pending appeal, to satisfy the damage awards. If a significant portion of his stock ownership in the Company is publicly sold, there may be a change in control of the Company.

         On May 18, 2000, Dr. Jacobson's legal counsel filed an emergency motion for stay with the appellate court. On May 19, the appellate court issued an order giving the plaintiffs until noon on Thursday, May 25, to respond to the motion.

         At a meeting of the Company's Board of Directors on May 13, 2000, Dr. Jacobson affirmed to the Board that he had disagreed in significant part with material provisions of the "Settlement Agreement Terms" and that he conveyed his objections to his 1998 trial attorney. However, the 1998 trial attorney apparently did not convey Dr. Jacobson's objections to either the plaintiff's counsel or the trial judge when the "settlement" based on that document was announced in open court on April 6, 1998. The Board was also informed that Dr. Jacobson's wife and two other persons supported Dr. Jacobson's version of his response to the "Settlement Agreement Terms" at the evidentiary hearing held on May 3 and 4, 2000, that led to the filing of the May 11 order.

         Dr. Jacobson further informed the Board that Messrs. Hewko and Casey were supposed to prepare or have prepared settlement documentation for review and comment. However, Dr. Jacobson thought that such documentation would be based on his understanding of the settlement terms as he had modified them. Dr. Jacobson did not receive any draft settlement documentation until March 2000, after Messrs. Hewko and Casey had demanded transfer of the 12,000,000 shares of the Company's common stock.

         Appellate counsel for Dr. Jacobson has given the Board its assessment of Dr. Jacobson's appeal of the May 11 order. Such counsel considers Dr. Jacobson's appeal to be meritorious and intends to raise multiple substantive and procedural grounds for reversal in the appeal.

         Based on the foregoing, the fact that Dr. Jacobson does not take a salary from the Company, and the Board's evaluation of Dr. Jacobson's importance to the Company at this critical juncture of its transition from the development to the operating stage, the Board, with Dr. Jacobson abstaining, approved a $200,000 two-year loan to Dr. Jacobson for defense costs in connection with the pending litigation. The loan bears interest at the prime rate, adjusted annually, and payable on May 13, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JACOBSON RESONANCE ENTERPRISES, INC.



Dated: May 22, 2000               By: /s/ Jerry I. Jacobson
                                      -----------------------------------------
                                      Jerry I . Jacobson, Chairman of the Board
                                      and Chief Executive Officer

                                  EXHIBIT INDEX



Exhibit
Number                Description                               Location
-------               -----------                               --------

27                    Financial Data Schedule                      *1

---------------

*1       Filed electronically pursuant to Item 401 of Regulation S-T.