Form 10QSB/A
period 2000-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2000-05-25
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                FORM 10-QSB/A-1


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





                         PART I - FINANCIAL INFORMATION



Item 1. FINANCIAL STATEMENTS.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET



                                                                                     March 31,        December 31,
                                                                                       2000              1999
                                                                                    (Unaudited)
                                                                                    -----------       ------------

CURRENT ASSETS
    Cash and Cash Equivalents                                                       $ 1,336,702       $   579,518
    Prepaid Expenses                                                                     24,213            31,317
                                                                                    -----------       -----------

        Total Current Assets                                                          1,360,915           610,835
    Property and Equipment, at Cost,  (Net of Accumulated
        Depreciation of $30,521 and $21,448, respectively)                              155,288           116,685

    Deposits                                                                              1,395             1,395
    Deferred Income Tax Asset, Net of Valuation Allowance of $ 1,570,000 and
        $1,332,000, respectively)                                                            --                --
                                                                                    -----------       -----------

      Total Other Assets                                                                  1,395             1,395
                                                                                    -----------       -----------

        Total Assets                                                                $ 1,517,598       $   728,915
                                                                                    ===========       ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                           $   161,013       $   148,154
    Other Liabilities                                                                     34,775                --
                                                                                    -----------       -----------

        Total Current Liabilities                                                       195,788           148,154
                                                                                    -----------       -----------



STOCKHOLDERS' EQUITY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 45,000 Shares                                                45                45
    Common Stock, $.001 Par Value, 100,000,000 Shares Authorized;
        Issued and Outstanding, 38,162,077 and 37,169,127 Shares, respectively           38,162            37,169
    Common Stock to be Issued                                                           806,725                --
    Additional Paid in Capital                                                        6,440,759         5,806,107
    Deficit Accumulated During the Development Stage                                 (5,919,207)       (5,217,886)
    Treasury Stock Common (600,000 Shares at Cost)                                         (600)             (600)
    Subscriptions Receivable                                                            (44,074)          (44,074)
                                                                                    -----------       -----------

        Total Stockholders' Equity                                                    1,321,810           580,761
                                                                                    -----------       -----------

        Total Liabilities and Stockholders' Equity                                  $ 1,517,598       $   728,915
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
                                               ============       ============


                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period from Inception to March 31, 2000
                                   (Unaudited)

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
 Stock for Services
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

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 For the Period from Inception to March 31, 2000
                                   (Unaudited)


                                                                                        Deficit
                                             Common Stock                             Accumulated
                          Common Stock       to be Issued   Preferred Stock Additional  During                           Stock-
                       -----------------   ---------------  ---------------  Paid-In  Development Subscription  Treasury holder
                       Issued     Amount   Issued   Amount  Issued   Amount  Capital     Stage     Receivable    Stock   Equity
                       ------     ------   ------   ------  ------   ------  -------  -----------  ----------    -----   ------
Balance December
 31, 1998            32,301,043   32,301     --       --    45,000     45   2,235,723   (1,559,920)   (44,074)    (600)   663,475

Issuance of Common
 Stock for
 Services Rendered
 at Prices between
 $.18 and $2.69
 per Share            1,313,903    1,314     --       --        --     --     420,375           --         --       --    421,689

Issuance of Common
 Stock for
 Repayment of Debt      291,305      291     --       --        --     --      60,883           --         --       --     61,174

Issuance of Common
 Stock for Exercise
  of Warrants           900,000      900     --       --        --     --   1,754,100           --         --       --  1,755,000

Sales of Shares
 at $.20 per Share      500,000      500     --       --        --     --      99,500           --         --       --    100,000

Beneficial Conversion
 Feature on
 Convertible
 Debentures                  --       --     --       --        --     --     333,332           --         --       --    333,332


Issuance of Common
 Stock for
 Conversion of
 Debentures           1,862,876    1,863     --       --        --     --     902,194           --         --       --    904,057

Net Loss                     --       --     --       --        --     --          --   (3,657,966)        --       -- (3,657,966)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------

Balance, December
 31, 1999            37,169,127   37,169     --       --    45,000     45   5,806,107   (5,217,886)   (44,074)    (600)   580,761


Issuance of Common
 Stock for
 Services Rendered
 at Prices between
 $1.10 and $1.52
 per Share              223,200      223     --       --        --     --     328,527           --         --       --    328,750

Sales of Shares
a $.30 to $.75 per
Share                   769,750      770     --       --        --     --     306,125           --         --       --    306,895


Common Stock
 to be Issued                --       -- 1,241,117  806,725     --     --          --           --         --       --    806,725


Net Loss                     --       --     --       --        --     --          --     (701,321)        --       --   (701,321)
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------
Balance, March
 31, 2000            38,162,077   38,162 1,241,117  806,725 45,000     45   6,440,759   (5,919,207)   (44,074)    (600) 1,321,810
                     ----------   ------     --       --   -------    ---  ----------   ----------  ---------    -----  ---------




   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                      For the Three Months Ended       For the Period
                                                                              March 31,               from Inception
                                                                    -----------------------------       to March 31,
                                                                        2000             1999              2000
                                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $  (701,321)      $  (187,863)      $(5,919,207)
    Adjustments to Reconcile Net Loss to Net Cash Flows
       Used in Operating Activities:
            Depreciation                                                  9,073               408            30,521
            Amortization of Deferred Debt Costs                              --                --             7,742
            Write off of Licensing Costs                                                                    126,582
            Fair Value of Common Stock Issued for Services              328,750                --           942,619
            Fair Value of Common Stock Issued for Interest                   --                --             6,781
            Stock Issued for Conversion of Warrants Attributed               --                --         1,754,100
            Beneficial Conversion Feature of Debentures                      --                --           333,332
            Fair Value of Options Issued
                                                                             --                --             2,063

        Changes is Operating Assets and Liabilities:
            Prepaid Expenses                                              7,104             6,909           (24,213)
            Other                                                            --               815                --
            Deposits                                                         --                --            (1,395)
            Accounts Payable                                             12,858           (38,674)          161,012
            Other Liabilities                                            34,775                --            34,775
                                                                    -----------       -----------       -----------


Net Cash Flows Used in Operating Activities
                                                                       (308,761)         (218,405)       (2,545,288)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                            (47,675)               --          (185,808)
    Patent Costs                                                             --                --          (126,582)
                                                                    -----------       -----------       -----------

Net Cash Flows Used in Investing Activities                             (47,675)               --          (312,390)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                               --                --              (600)
    Proceeds from Note Payable                                               --                --            60,000
    Proceeds From Issuance of Debentures                                     --                --           890,490
    Proceeds From Exercise of Warrants                                       --                --               900
    Proceeds From Common Stock to be Issued                             806,725                --           806,725
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                        --                --           653,976
    Proceeds from Issuance of Common Stock                              306,895                --         1,782,889
                                                                    -----------       -----------       -----------

Net Cash Flows Provided by Financing Activities                       1,113,620                --         4,194,380
                                                                    -----------       -----------       -----------

Net Increase in Cash and Cash Equivalents                               757,184          (218,405)        1,336,702

Cash and Cash Equivalents - Beginning of Period                         579,518           642,680                --
                                                                    -----------       -----------       -----------

Cash and Cash Equivalents - End of Period                           $ 1,336,702       $   424,275       $ 1,336,702
                                                                    ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
        Income Taxes                                                $        --       $        --       $        --
                                                                    ===========       ===========       ===========

        Interest                                                    $        --       $        --       $        --
                                                                    ===========       ===========       ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt                    $        --       $        --       $    60,000
                                                                    ===========       ===========       ===========

  Subscriptions Receivable for Issuance of Common Stock             $        --       $        --       $   698,050
                                                                    ===========       ===========       ===========

  Conversion of debentures into common stock                        $        --       $        --       $ 1,000,000
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

         Since the beginning of the year, the Company has received $1,150,770 from the sale of securities and the exercise of stock options. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through the end of 2000. By that time, the Company expects to be generating sufficient revenue to fund its plan of operation after then. However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing.

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

         Additionally, the Company received $16,000 in February 2000 from the exercise of outstanding options to purchase 40,000 shares of common stock, half with an exercise price of $0.45 per share and half with an exercise price of $0.35 per share, by two members of the Company's Scientific Advisory Board. The Company had granted the options that were exercised at $0.45 per share in June 1999 and the ones that were exercised at $0.35 per share in November 1998. The Company relied upon the exemption from registration provided by Rule 701 promulgated pursuant to the Securities Act for these securities issuances.

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

         The May 11 order by the trial judge granted the plaintiffs' motion to compel Dr. Jacobson to transfer a total of 12,000,000 shares of the Company's common stock to Messrs. Hewko and Casey, with each to receive 6,000,000 shares of the total. In addition, the trial judge gave damage awards to each of Messrs. Hewko and Casey in the amount of $6,446,250, or a total of $12,892,500, against Dr. Jacobson for what the order describes as "the wrongful delay in Defendant's performing the ministerial act of delivering to Plaintiffs their stock in JRSE." The trial judge based these actions on what the order describes as "the terms and conditions of a Settlement approved in open court April 6, 2000 [sic - the actual year was 1998]."

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


                                  JACOBSON RESONANCE ENTERPRISES, INC.



Dated: May 25, 2000               By: /s/ Jerry I. Jacobson
                                      -----------------------------------------
                                      Jerry I . Jacobson, Chairman of the Board
                                      and Chief Executive Officer

                                  EXHIBIT INDEX



Exhibit
Number                Description                               Location
-------               -----------                               --------

27                    Financial Data Schedule                      *1

---------------

*1       Filed electronically pursuant to Item 401 of Regulation S-T.