Form 10QSB
period 2000-06-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2000-08-21
CIK 1089393

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended: June 30, 2000

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

                             JFK Medical Pavilion II
                            8200 Jog Road, Suite 100
                          Boynton Beach, Florida 33437
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (561) 752-4141
                           ---------------------------
                           (Issuer's telephone number)

                        9960 Central Park Boulevard, #302
                            BOCA RATON, FLORIDA 33428
                 -----------------------------------------------
                 (Former address of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2000: 54,628,154 shares of common stock, $.001 par value per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET


                                                                                       June 30,          December 31,
                                                                                         2000                1999
                                                                                      -----------         -----------
                                                                                      (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                                         $   810,994         $   579,518
    Receivables - Officer                                                                  50,000                  --
    Prepaid Expenses                                                                       20,756              31,317
                                                                                      -----------         -----------

        Total Current Assets                                                              881,750             610,835

    Property and Equipment, at Cost, (Net of Accumulated
        Depreciation of $39,970 and $21,448, respectively)                                160,257             116,685

    Deposits                                                                                4,640               1,395
    Receivables - Officer                                                                 200,000                  --
    Deferred Income Tax Asset, Net of Valuation Allowance of $ 1,665,000 and
        $1,332,000, respectively)                                                              --                  --
                                                                                      -----------         -----------

        Total Assets                                                                  $ 1,246,647         $   728,915
                                                                                      ===========         ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                             $   131,204         $   148,154
                                                                                      -----------         -----------

        Total Current Liabilities                                                         131,204             148,154
                                                                                      -----------         -----------

STOCKHOLDERS' EQUITY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 30,000  and 45,000 shares, respectively                        30                  45
    Common Stock, $.001 Par Value, 100,000,000 Shares Authorized;
        Issued and Outstanding, 54,615,336 and 37,169,127 Shares, respectively             54,615              37,169
    Additional Paid in Capital                                                          7,360,372           5,806,107
    Deficit Accumulated During the Development Stage                                   (6,254,900)         (5,217,886)
    Treasury Stock Common (600,000 Shares at Cost)                                           (600)               (600)
    Subscriptions Receivable                                                              (44,074)            (44,074)
                                                                                      -----------         -----------

        Total Stockholders' Equity                                                      1,115,443             580,761
                                                                                      -----------         -----------

        Total Liabilities and Stockholders' Equity                                    $ 1,246,647         $   728,915
                                                                                      ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                               For the Three Months Ended        For the Six Months Ended       For the Period
                                                        June 30,                         June 30,               from Inception
                                             -----------------------------     -----------------------------      to June 30,
                                                  2000            1999            2000             1999              2000
                                             ------------     ------------     ------------     ------------     ------------
REVENUES                                     $      4,675     $      9,905     $      7,250     $     16,581     $    154,403
                                             ------------     ------------     ------------     ------------     ------------
COSTS AND EXPENSES:
    General and Administrative                    335,689          405,186          947,894          588,621        3,582,301
    Research and Development                       26,630           73,872          125,665           90,877          887,150
    Financing costs                                    --        2,089,099               --        2,089,099        2,094,508
                                             ------------     ------------     ------------     ------------     ------------

        Total Operating Expenses                  362,319        2,568,157        1,073,559        2,768,597        6,563,959
                                             ------------     ------------     ------------     ------------     ------------
Other Income (Expense)
    Interest Income                                21,951            5,785           29,295           11,686           76,075
    Gain on Sales of Resonance Machines                --               --               --               --           78,581
                                             ------------     ------------     ------------     ------------     ------------

NET LOSS                                     $   (335,693)    $ (2,552,467)    $ (1,037,014)    $ (2,740,330)    $ (6,254,900)
                                             ============     ============     ============     ============     ============

PER SHARE INFORMATION:

Net Loss Per Share:

    Basic                                    $      (0.01)    $      (0.08)    $      (0.02)    $      (0.08)
                                             ============     ============     ============     ============
    Diluted                                  $      (0.01)    $      (0.08)    $      (0.02)    $      (0.08)
                                             ============     ============     ============     ============

Shares Used to Compute Net Loss Per Share
    Basic                                      46,731,058       33,395,793       42,352,977       32,556,757
                                             ============     ============     ============     ============
    Diluted                                    46,731,058       33,395,793       42,352,977       32,556,757
                                             ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period from Inception to June 30, 2000
                                   (Unaudited)

                                                                                 Accumu-
                                                                                  lated
                                                                      Addi-      During
                             Common Stock         Preferred Stock    tional     Develop-     Subscrip-
                          -------------------     ----------------   Paid-in      ment         tion      Treasury    Stockholders'
                          Issued       Amount     Issued    Amount   Capital      Stage     Receivable    Stock        Equity
                          ------       ------     ------    ------   -------      -----     ----------   --------    -------------
Issuance of Founders
  Stock at Par $.001     57,220,000    $57,220      --       $--  $  (57,220)   $      --  $        --     $   --    $        --

 Recapitalization -
  June 4, 1996            4,905,000      4,905      --        --      (4,905)          --           --         --             --

 Issuance of Common
  Stock at $.10 Per
  Share                  10,000,000     10,000      --        --     990,000           --     (526,550)        --        473,450

 Issuance of Common
  Stock at $1.75 Per
  Share                      18,857         19      --        --      32,981           --           --         --         33,000

 Purchase of Treasury

  Stock at Cost                  --         --      --        --          --           --           --       (600)          (600)

 Conversion of Common
   Stock to Preferred
   Stock                (45,000,000)   (45,000)   45,000      45      44,955           --           --         --             --

 Net Loss                        --         --        --      --          --     (292,325)          --         --       (292,325)
                        -----------    -------    ------     ---   ---------     --------     --------     ------       --------
 Balance, December
  31, 1996               27,143,857     27,144    45,000      45   1,005,811     (292,325)    (526,550)      (600)       213,525

 Issuance of Common
   Stock for Services
   Rendered at Prices
   Between $.15 and
   $1.75 Per Share           40,114         40      --        --      12,744           --           --         --         12,784

 Issuances of Common
   Stock from Private
   Placement at Prices
   Between $.15 and
   $.25 Per Share           760,000        760      --        --     139,240           --           --         --        140,000

 Issuances of Common
   Stock out of
   Proceeds of
   Subscription
   Receivable                    --         --      --        --          --           --        5,000         --          5,000

 Net Loss                        --         --      --        --          --     (315,319)          --         --       (315,319)
                         ----------     ------  ------       ---   ---------     --------      -------      -----       --------

 Balance, December
   31, 1997              27,943,971     27,944    45,000      45   1,157,795     (607,644)    (521,550)      (600)        55,990

Reacquisition of
  Common Shares and
  Collection of
  Subscription
  Receivable             (3,000,000)    (3,000)     --        --    (450,000)          --      450,000         --         (3,000)


Cash Collection of
  Subscription
  Receivable                     --         --      --        --          --           --       27,476         --         27,476

Issuance of Common
  Stock from Private
  Placement at a Price
  of $.15 per  Share      4,675,850      4,676      --        --     659,294           --           --         --        663,970

Issuance of Common
  Stock from Private
  Placement at a Price
  of $.35 per Share       2,017,999      2,018      --        --     690,156           --           --         --        692,174

Issuance of Common
  Stock for Services
  Rendered at Prices
  between $.15 and
  $.35 per Share            663,223        663      --        --     176,415           --           --         --        177,078

Fair Value of Options
  Issued to Consultants          --         --      --        --       2,063           --           --         --          2,063

Net Loss                         --         --      --        --          --     (952,276)          --         --       (952,276)
                         ----------     ------    ------     ---   ---------   ----------      -------       ----        -------
Balance December
  31, 1998               32,301,043     32,301    45,000     $45   2,235,723   (1,559,920)     (44,074)      (600)       663,475
                         ==========     ======    ======     ===   =========   ==========      =======       ====        =======


   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 For the Period from Inception to June 30, 2000
                                   (Unaudited)



                                                                               Accumu-
                                                                                lated
                                                                      Addi-     During
                             Common Stock         Preferred Stock    tional     Develop- Subscrip-
                          -------------------     ----------------   Paid-in      ment      tion      Treasury       Stockholders'
                          Issued       Amount     Issued    Amount   Capital      Stage   Receivable   Stock           Equity
                          ------       ------     ------    ------   -------      -----   ----------  --------       -------------
Balance December
  31, 1998               32,301,043     32,301    45,000      45   2,235,723   (1,559,920)     (44,074)   (600)          663,475

Issuance of Common
  Stock for Services
  Rendered at Prices
  between $.18 and
  $2.69 per Share         1,313,903      1,314        --      --     420,375           --           --      --           421,689

Issuance of Common
  Stock for Repayment
  of Debt                   291,305        291        --      --      60,883           --           --      --            61,174

Issuance of Common
  Stock for Exercise
  of Warrants               900,000        900        --      --   1,754,100           --           --      --         1,755,000



Sales of Shares
  at $.20 per
  Share                     500,000        500        --      --      99,500           --           --      --           100,000

Beneficial Conversion
  Feature on
  Convertible
  Debentures                     --         --        --      --     333,332           --           --     -- -          333,332

Issuance of Common
  Stock for
  Conversion of
  Debentures              1,862,876      1,863        --      --     902,194           --           --      --           904,057

Net Loss                         --         --        --      --          --   (3,657,966)          --      --        (3,657,966)
                         ----------    -------    ------     ---  ----------  -----------     --------   -----       -----------

Balance, December
  31, 1999               37,169,127     37,169    45,000      45   5,806,107   (5,217,886)     (44,074)   (600)          580,761

Issuance of Common
  Stock for Services
  Rendedered at Prices
  between $.35 and
  $1.52 per Share           335,342        335        --      --     367,665           --           --      --           368,000

Sales of Shares a
  $.30 to $.75 per
  Share                   2,010,867      2,011        --      --   1,111,609           --           --      --         1,113,620

Fair Value of
  Options Issued
  to Consultants                 --         --        --      --      55,301           --           --      --            55,301

Issuance of Common
  Stock for Exercise
  of Options                100,000        100        --      --      34,675           --           --      --            34,775

Issuance of Common
  Stock Upon
  Conversion of
  Preferred Stock        15,000,000     15,000   (15,000)    (15)    (14,985)          --           --      --                --

Net Loss                         --         --        --      --          --   (1,037,014)          --      --        (1,037,014)
                         ----------    -------    ------     ---  ----------  -----------     --------   -----       -----------
Balance, June
  30, 2000               54,615,336    $54,615    30,000     $30  $7,360,372  $(6,254,900)    $(44,074)  $(600)      $ 1,115,443
                         ==========    =======    ======     ===  ==========  ===========     ========   =====       ===========


   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  For the Six Months Ended         For the Period
                                                                                           June 30,                from Inception
                                                                                -----------------------------       to June 30,
                                                                                   2000              1999              2000
                                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                    $(1,037,014)      $(2,740,330)      $(6,254,900)
    Adjustments to Reconcile Net Loss to Net Cash Flows
       Used in Operating Activities:
            Depreciation                                                             18,522             2,583            39,970
            Amortization of Deferred Debt Costs                                          --             1,810             7,742
            Write off of Licensing Costs                                            126,582
            Fair Value of Common Stock Issued for Services Rendered                 368,000           179,297           979,769
            Fair Value of Common Stock Issued for Interest Expense                       --                --             6,781
            Stock Issued for Conversion of Warrants Attributed to Interest               --         1,753,200         1,754,100
            Beneficial Conversion Feature of Debentures                                  --           333,332           333,332
            Fair Value of Options Issued                                             55,301                --            57,364

        Changes is Operating Assets and Liabilities:
            Prepaid Expenses                                                         10,561             3,123           (20,756)
            Deposits                                                                 (3,245)               --            (4,640)
            Accounts Payable                                                        (16,950)          (32,029)          131,204
                                                                                -----------       -----------       -----------


Net Cash Flows Used in Operating Activities                                        (604,825)         (499,014)       (2,843,452)
                                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                                        (62,094)           (4,000)         (200,227)
    Loans made to Shareholder and Employee                                         (250,000)                           (250,000)
    Patent Costs                                                                         --            (5,010)         (126,582)
                                                                                -----------       -----------       -----------

Net Cash Flows Used in Investing Activities                                        (312,094)           (9,010)         (576,809)
                                                                                -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                                           --                --              (600)
    Proceeds from Note Payable                                                           --                --            60,000
    Proceeds From Issuance of Debentures                                                 --           890,490           890,490
    Proceeds From Exercise of Warrants                                                   --               900               900
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                                    --                --           653,976
    Proceeds From Exercise of Options                                                34,775                --            34,775
    Proceeds from Issuance of Common Stock                                        1,113,620                --         2,591,714
                                                                                -----------       -----------       -----------

Net Cash Flows Provided by Financing Activities                                   1,148,395           891,390         4,231,255
                                                                                -----------       -----------       -----------

Net Increase in Cash and Cash Equivalents                                           231,476           383,366           810,994

Cash and Cash Equivalents - Beginning of Period                                     579,518           642,680                --
                                                                                -----------       -----------       -----------

Cash and Cash Equivalents - End of Period                                       $   810,994       $ 1,026,046       $   810,994
                                                                                ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:

        Income Taxes                                                            $        --       $        --       $        --
                                                                                ===========       ===========       ===========

        Interest                                                                $        --       $        --       $        --
                                                                                ===========       ===========       ===========


NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt                                $        --       $        --       $    60,000
                                                                                ===========       ===========       ===========

  Subscriptions Receivable for Issuance of Common Stock                         $        --       $        --       $   698,050
                                                                                ===========       ===========       ===========

  Conversion of debentures into common stock                                    $        --       $        --       $ 1,000,000
                                                                                ===========       ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, of Jacobson Resonance Enterprises, Inc. (the "Company" ) as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results for the full fiscal year ending December 31, 2000.

Note 2 - STOCKHOLDERS' EQUITY

In December 1999, the Company entered into an agreement to sell 5,000,000 restricted shares of its common stock to an investor at the price of $.20 per share. Payments for such shares began in 1999 and will continue to be made to the Company at various times in 2000. As of December 31, 1999, this investor had purchased 500,000 shares of common stock for $100,000. In addition, the Company granted this investor an option to purchase 2,222,222 shares of its common stock at a price of $.45 per share. This option requires the investor to advise the Company of his intent to exercise the option by January 31, 2001, and exercise and execute the option on or before June 30, 2001 according to a defined schedule. During the six months ended June 30, 2000, the investor purchased 300,000 shares for an aggregate of $60,000.

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

Furthermore, on February 14, 16 and 22, 2000, respectively, the Company issued 22,500 shares, 200,000 shares and 700 shares, respectively, of common stock. The Company issued these shares to employees and consultants for services. The Company has recorded a charge to operations for the fair value of these shares on the dates of their issuances, which amounted to $368,000.

The Company also issued options to purchase 599,000 shares of common stock to employees and consultants on April 4, 2000. These options are exercisable at $1.28 per share. Of the 599,000 options issued, 99,000 have been granted to non-employees and have been valued using the Black-Scholes option pricing model which has resulted in a charge to operations of approximately $55,000.

Additionally, the Company issued 40,000 shares of common stock for an aggregate of $16,000 on February 16, 2000, and 112,142 shares of common stock for an aggregate of $39,250 on April 7, 2000. The Company issued these shares upon exercise of outstanding options.

On May 9, 2000, options were exercised for 100,000 shares of common stock.

On May 18, 2000, an officer of the Company converted 15,000 shares of preferred stock into 15,000,000 shares of common stock.


Note 3 - RECEIVABLES - OFFICERS

The majority stockholder of the Company, who is also a director and officer of the Company, is involved in litigation that may require him to transfer shares of common stock of the Company to the plaintiffs. In addition, the litigation may further require payments by this stockholder and the issuance of warrants by the Company. See Item 5 of Part II in the Company's Form 10-QSB for the quarter ended March 31, 2000, for a more detailed discussion of this litigation. Any impact on the accompanying financial statements as a result of the resolution of this contingency cannot be determined at this time. During the second quarter, the Company loaned $200,000 to the majority stockholder. The loan bears interest at the prime rate. The loan and any interest accrued on the loan are due on May 13, 2002.

During the second quarter another officer received a loan of $50,000 from the Company. This loan bears interest at the rate of 6.5% per annum. The loan is due September 10, 2000, and is secured by this officer's common stock of the Company.

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

PLAN OF OPERATION

         The Company is in the development stage and has not had any significant revenue from operations to date. It incurred losses of $335,693 for the quarter ended June 30, 2000, and of $1,037,014 for the first six months of 2000. It has incurred losses of $6,254,900 since its inception in 1996. Of that amount, $2,094,508 is attributable to the non-cash financing cost of the Company's sale of securities. Another $1,037,133 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered. Of the remaining amount, the Company has spent $887,150 on research and development since inception.

         In early May 2000, the Company launched its marketing campaign for resonated drinking products at The Brett Favre Forward Foundation Charity Celebrity Golf Tournament in Biloxi, Mississippi. Brett Favre is the official spokesperson for the resonated Spring Water and Real-Pro Hi-Energy Sports Drink produced by RealPure Beverage Group, LLC, a licensee of the Company. The Company has begun receiving limited royalties from RealPure.

         In addition, the Company anticipates CE Marking of its 18-inch and seven-foot clinical Jacobson Resonators for treatment of chronic pain of the knee in the near future. It also expects FDA approval of its 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee and CE Marking of those resonator models for treatment of the entire spectrum of chronic pain sometime in late 2000. Receipt of those approvals will allow the Company's licensees to make, market, distribute and sell those clinical products on a commercial basis in the United States of America and Europe. In addition, the Company's licensees are currently gearing up to make, market, distribute and sell the Company's portable Jacobson resonators on a commercial basis. The foregoing combination of events is expected to generate ongoing revenue for the Company and thereby bring it out of the development stage into the operating stage during the calendar year 2000.

         Other possible sources of revenue for the Company during the rest of 2000 include the following:

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

         The Company will continue both use and product research and development for Jacobson Resonance. The Company estimates that the currently ongoing university research will require about $100,000 of the Company's funds for the rest of 2000. It anticipates continued prototyping of additional models of the Jacobson Resonator for varying uses if additional funds become available for that purpose. It estimates that the costs to the Company of such prototyping will be approximately $100,000 for the rest of 2000.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000

         The Company had a net loss for the quarter ended June 30, 2000, of $335,693, as compared to a loss for the quarter ended March 31, 1999, of $2,552,467, a decrease of $2,216,774 or 86.8%. The decrease in the loss primarily results from a one-time, non-cash interest expense of $2,089,099 during the second quarter of 1999 that was the result of the Company's sale of convertible debentures and warrants to purchase common stock in early June 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

         The Company had a net loss for the six months ended June 30, 2000, of $1,037,014, as compared to a loss for the six months ended June 30, 1999 of $2,740,330, a decrease of $1,703,316 or 62.2%. The decrease in the loss primarily results from a one-time, non-cash interest expense of $2,089,099 during the second quarter of 1999 that was the result of the Company's sale of convertible debentures and warrants to purchase common stock in early June 1999, which was partially offset by an increase in general and administrative expenses of $359,273. This latter increase is primarily due to a $328,750 non-cash expense in the first quarter of the year for the fair value of common stock of the Company issued for services rendered.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2000

         The Company's cash on hand at June 30, 2000, was $810,994, as compared to $579,518 at December 31, 1999. Revenues for the first half of 2000 were $7,250 as compared to $16,581 for the first half of 1999. The Company had a net loss of $1,037,014 for the first half of 2000.

         Since the beginning of the year, the Company has received $1,148,395 from the sale of securities and the exercise of stock options. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through the end of 2000. By that time, the Company expects to be generating sufficient revenue to fund its plan of operation after then. However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

         The Company issued options to purchase 599,000 shares of common stock on April 4, 2000. These options are exercisable at $1.28 per share. Of the total amount, the Company granted options to purchase (a) 525,000 shares of common stock to the directors and officers of the Company and (b) 74,000 shares of common stock to nine consultants, including four members of the Company's Scientific Advisory Board. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for these option issuances.

         The Company issued 112,142 shares of common stock to three individuals for an aggregate of $39,250 on April 7, 2000. The Company issued these shares upon exercise of outstanding options and relied upon the exemption from registration contained in Section 4(2) of the Securities Act for theses stock issuances.

         The Company issued 100,000 shares of common stock upon the exercise of stock options by one individual for $35,000 on May 9, 2000. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for this stock issuance.

         On May 18, 2000, an officer of the Company converted 15,000 shares of preferred stock into 15,000,000 shares of common stock. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act for this stock issuance.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JACOBSON RESONANCE ENTERPRISES, INC.



Dated:   August 21, 2000          By: /s/ Jerry I. Jacobson
                                      ------------------------------------------
                                      Jerry I. Jacobson, Chairman of the Board
                                      and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description                                          Location
-------     -----------                                          --------
27          Financial Data Schedule                                  *1

------------------

*1  Filed electronically pursuant to Item 401 of Regulation S-T.