Form 10QSB
period 2000-09-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2000-11-14
CIK 1089393

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal quarter ended: September 30, 2000

                        Commission file number: 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                       65-0684400
---------------------------                    --------------------------
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

                                 (561) 752-4141
                     ----------------------------------------
                          (Issuer's telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: As of November 9, 2000, the issuer had 54,778,154 shares of common stock, $.001 par value per share, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET


                                                                                              September 30,   December 31,
                                                                                                  2000            1999
                                                                                               -----------    -----------
                                                                                              (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                                                  $   406,018    $   579,518
    Accounts Receivable                                                                             13,300             --
    Receivables - Officer                                                                           50,000             --
    Prepaid Expenses and Other                                                                      17,068         31,317
                                                                                               -----------    -----------
        Total Current Assets                                                                       486,386        610,835

    Property and Equipment, at Cost, (Net of Accumulated
        Depreciation of $49,070 and $21,448, respectively)                                         166,450        116,685

    Deposits                                                                                         4,640          1,395
    Receivables - Officer                                                                          200,000             --
    Deferred Income Tax Asset, (Net of Valuation Allowance of $ 1,801,000 and
        $1,332,000, respectively)                                                                       --             --
                                                                                               -----------    -----------
        Total Assets                                                                           $   857,476    $   728,915
                                                                                               ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                                      $   107,723    $   148,154
                                                                                               -----------    -----------
        Total Current Liabilities                                                                  107,723        148,154
                                                                                               -----------    -----------

STOCKHOLDERS' EQUITY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 30,000 and 45,000 shares, respectively                                  30             45
    Common Stock, $.001 Par Value, 100,000,000 Shares Authorized;
        Issued and Outstanding, 54,615,336 and 37,169,127 Shares, respectively                      54,615         37,169
    Additional Paid in Capital                                                                   7,483,870      5,806,107
    Deficit Accumulated During the Development Stage                                            (6,744,088)    (5,217,886)
    Treasury Stock Common (600,000 Shares at Cost)                                                    (600)          (600)
    Subscriptions Receivable                                                                       (44,074)       (44,074)
                                                                                               -----------    -----------
        Total Stockholders' Equity                                                                 749,753        580,761
                                                                                               -----------    -----------
        Total Liabilities and Stockholders' Equity                                             $   857,476    $   728,915
                                                                                               ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                              For the
                                            For the Three Months Ended      For the Nine Months Ended       Period from
                                                  September 30,                   September 30,             Inception to
                                            ----------------------------    ----------------------------    September, 30,
                                                 2000            1999            2000            1999           2000
                                            ------------    ------------    ------------    ------------    --------------

REVENUES                                    $     23,361    $      1,975    $     30,611    $     18,556    $   177,764
                                            ------------    ------------    ------------    ------------    -----------

COSTS AND EXPENSES:
    General and Administrative                   494,968         319,157       1,477,379       1,011,893      4,111,786
    Research and Development                      33,402         105,327         159,067         196,204        920,552
    Financing costs                                   --           6,976              --       2,096,899      2,094,508
                                            ------------    ------------    ------------    ------------    -----------
        Total Operating Expenses                 528,370         431,460       1,636,446       3,304,996      7,126,846
                                            ------------    ------------    ------------    ------------    -----------
Other Income (Expense)
    Interest Income                                5,457          11,159          34,752          22,845         81,532
    Gain on Sales of Resonance Machines           10,364          78,581          44,881          78,581        123,462
                                            ------------    ------------    ------------    ------------    -----------
NET LOSS                                    $   (489,188)   $   (339,745)   $ (1,526,202)   $ (3,185,014)   $(6,744,088)
                                            ============    ============    ============    ============    ===========
PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.10)
                                            ============    ============    ============    ============
    Diluted                                 $      (0.01)   $      (0.01)   $      (0.03)   $      (0.10)
                                            ============    ============    ============    ============
Shares Used to Compute Net Loss Per Share
    Basic                                     54,615,336      32,522,584      46,469,164      33,109,136
                                            ============    ============    ============    ============
    Diluted                                   54,615,336      32,522,584      46,469,164      33,109,136
                                            ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period from Inception to September 30, 2000
                                   (Unaudited)




                                                            COMMON STOCK         PREFERRED STOCK   ADDITIONAL
                                                          -------------------   -----------------   PAID-IN
                                                          ISSUED       AMOUNT     ISSUED  AMOUNT    CAPITAL
                                                          ------       ------     ------  ------    -------

 Issuance of Founders Stock at Par $.001                57,220,000    $ 57,220        --   $--   $   (57,220)

 Recapitalization - June 4, 1996                         4,905,000       4,905        --    --        (4,905)

 Issuance of Common Stock at $.10 Per Share             10,000,000      10,000        --    --       990,000

 Issuance of Common Stock at $1.75 Per Share                18,857          19        --    --        32,981

 Purchase of Treasury Stock at Cost                             --          --        --    --            --

 Conversion of Common Stock to Preferred Stock         (45,000,000)    (45,000)   45,000    45        44,955

 Net Loss                                                       --          --        --    --            --
                                                       -----------    --------    ------   ---   -----------
 Balance, December 31, 1996                             27,143,857      27,144    45,000    45     1,005,811

 Issuance of Common Stock for Services Rendered at
     Prices Between $.15 and $1.75 Per Share                40,114          40        --    --        12,744

 Issuances of Common Stock from Private Placement at
     Prices Between $.15 and $.25 Per Share                760,000         760        --    --       139,240

 Issuances of Common Stock out of Proceeds of
     Subscription Receivable                                    --          --        --    --            --

 Net Loss                                                       --          --        --    --            --
                                                       -----------    --------    ------   ---   -----------
 Balance, December 31, 1997                             27,943,971      27,944    45,000    45     1,157,795

 Reacquisition of Common Shares and                     (3,000,000)     (3,000)       --    --      (450,000)
  Collection of Subscription Receivable

 Cash Collection of Subscription Receivable                     --          --        --    --            --

 Issuance of Common Stock from Private
   Placement at a Price of $.15 per Share                4,675,850       4,676        --    --       659,294

 Issuance of Common Stock from Private
   Placement at a Price of $.35 per Share                2,017,999       2,018        --    --       690,156

 Issuance of Common Stock for Services
   Rendered at Prices between $.15 and
   $.35 per Share                                          663,223         663        --    --       176,415

 Fair Value of Options Issued to Consultants                    --          --        --    --         2,063

 Net Loss                                                       --          --        --    --            --
                                                       -----------    --------    ------   ---   -----------
 Balance December 31, 1998                              32,301,043      32,301    45,000    45     2,235,723




                                                           DEFICT
                                                         ACCUMULATED
                                                           DURING
                                                         DEVELOPMENT    SUBSCRIPTION  TREASURY    STOCKHOLDERS'
                                                             STAGE       RECEIVABLE    STOCK        EQUITY
                                                         -----------     ----------   --------    -------------

 Issuance of Founders Stock at Par $.001                 $        --    $      --    $      --    $      --

 Recapitalization - June 4, 1996                                  --           --           --           --

 Issuance of Common Stock at $.10 Per Share                       --     (526,550)          --      473,450

 Issuance of Common Stock at $1.75 Per Share                      --           --           --       33,000

 Purchase of Treasury Stock at Cost                               --           --         (600)        (600)

 Conversion of Common Stock to Preferred Stock                    --           --           --           --

 Net Loss                                                   (292,325)          --           --     (292,325)
                                                         -----------    ---------    ---------    ---------
 Balance, December 31, 1996                                 (292,325)    (526,550)        (600)     213,525

 Issuance of Common Stock for Services Rendered at
     Prices Between $.15 and $1.75 Per Share                      --           --           --       12,784

 Issuances of Common Stock from Private Placement at
     Prices Between $.15 and $.25 Per Share                       --           --           --      140,000

 Issuances of Common Stock out of Proceeds of
     Subscription Receivable                                      --        5,000           --        5,000

 Net Loss                                                   (315,319)          --           --     (315,319)
                                                         -----------    ---------    ---------    ---------
 Balance, December 31, 1997                                 (607,644)    (521,550)        (600)      55,990

 Reacquisition of Common Shares and                               --      450,000           --       (3,000)
  Collection of Subscription Receivable

 Cash Collection of Subscription Receivable                       --       27,476           --       27,476

 Issuance of Common Stock from Private
   Placement at a Price of $.15 per Share                         --           --           --      663,970

 Issuance of Common Stock from Private
   Placement at a Price of $.35 per Share                         --           --           --      692,174

 Issuance of Common Stock for Services
   Rendered at Prices between $.15 and
   $.35 per Share                                                 --           --           --      177,078

 Fair Value of Options Issued to Consultants                      --           --           --        2,063

 Net Loss                                                   (952,276)          --           --     (952,276)
                                                         -----------    ---------    ---------    ---------
 Balance December 31, 1998                                (1,559,920)     (44,074)        (600)     663,475





   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
               For the Period from Inception to September 30, 2000
                                   (Unaudited)



                                                                                                              DEFICIT
                                                                                                             ACCUMULATED
                                                       COMMON STOCK         PREFERRED STOCK   ADDITIONAL       DURING
                                                     -------------------   -----------------   PAID-IN      DEVELOPMENT
                                                     ISSUED       AMOUNT     ISSUED  AMOUNT    CAPITAL         STAGE
                                                     ------       ------     ------  ------    -------      ------------
Balance December 31, 1998                           32,301,043    32,301     45,000      45      2,235,723     (1,559,920)

Issuance of Common Stock for Services
   Rendered at Prices between $.18 and
   $2.69 per Share                                   1,313,903     1,314         --      --        420,375             --

Issuance of Common Stock  for Repayment
  of Debt                                              291,305       291         --      --         60,883             --

Issuance of Common Stock for Exercise
  of Warrants                                          900,000       900         --      --      1,754,100             --

Sales of Shares at $.20 per Share                      500,000       500         --      --         99,500             --

Beneficial Conversion Feature on
   Convertible Debentures                                   --        --         --      --        333,332             --

Issuance of Common Stock for
   Conversion of Debentures                          1,862,876     1,863         --      --        902,194             --

Net Loss                                                    --        --         --      --             --     (3,657,966)
                                                    ----------   -------   --------    ----    -----------    -----------

Balance, December 31, 1999                          37,169,127    37,169     45,000      45      5,806,107     (5,217,886)

Issuance of Common Stock for Services
  Rendedered at Prices between $.35
  and $1.52 per Share                                  335,342       335         --      --        367,665             --

Sales of Shares at $.20 to $.65 per Share            1,970,867     1,971         --      --      1,075,647             --

Fair Value of Options Issued to Consultants                 --        --         --      --        198,801             --

Issuance of  Common Stock for Exercise of Options      140,000       140         --      --         50,635             --

Issuance of Common Stock Upon Conversion of
  Preferred Stock                                   15,000,000    15,000    (15,000)    (15)       (14,985)            --

Net Loss                                                    --        --         --      --             --     (1,526,202)
                                                    ----------   -------   --------    ----    -----------    -----------
Balance, September 30, 2000                         54,615,336   $54,615     30,000    $ 30    $ 7,483,870    $(6,744,088)
                                                    ==========   =======   ========    ====    ===========    ===========








                                                   SUBSCRIPTION  TREASURY    STOCKHOLDERS'
                                                    RECEIVABLE     STOCK        EQUITY
                                                   ------------  ---------  -------------
Balance December 31, 1998                              (44,074)    (600)       663,475

Issuance of Common Stock for Services
   Rendered at Prices between $.18 and
   $2.69 per Share                                          --       --        421,689

Issuance of Common Stock  for Repayment
  of Debt                                                   --       --         61,174

Issuance of Common Stock for Exercise
  of Warrants                                               --       --      1,755,000

Sales of Shares at $.20 per Share                           --       --        100,000

Beneficial Conversion Feature on
   Convertible Debentures                                   --       --        333,332

Issuance of Common Stock for
   Conversion of Debentures                                 --       --        904,057

Net Loss                                                    --       --     (3,657,966)
                                                     ---------    -----    -----------

Balance, December 31, 1999                             (44,074)    (600)       580,761

Issuance of Common Stock for Services
  Rendedered at Prices between $.35
  and $1.52 per Share                                       --       --        368,000

Sales of Shares a $.20 to $.75 per Share                    --       --      1,077,618

Fair Value of Options Issued to Consultants                 --       --        198,801

Issuance of  Common Stock for Exercise of Options           --       --         50,775

Issuance of Common Stock Upon Conversion of
  Preferred Stock                                           --       --             --

Net Loss                                                    --       --     (1,526,202)
                                                     ---------    -----    -----------
Balance, September 30, 2000                          $ (44,074)   $(600)   $   749,753
                                                     =========    =====    ===========



   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Nine Months        For the Period
                                                                                Ended September 30,        from Inception
                                                                             --------------------------    to September 30,
                                                                                2000            1999           2000
                                                                             -----------    -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $(1,526,202)   $(3,185,014)   $(6,744,088)
    Adjustments to Reconcile Net Loss to Net Cash Flows
       Used in Operating Activities:
            Depreciation                                                          27,622          4,634         49,070
            Amortization of Deferred Debt Costs                                       --          7,241          7,742
            Write off of Licensing Costs                                              --             --        126,582
            Fair Value of Common Stock Issued for Services Rendered              368,000        331,849        979,769
            Fair Value of Common Stock Issued for Interest Expense                    --          3,628          6,781
            Stock Issued for Conversion of Warrants Attributed to Interest            --      1,753,200      1,754,100
            Beneficial Conversion Feature of Debentures                               --        333,333        333,332
            Fair Value of Options Issued                                         198,801             --        200,864

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                                  (13,300)       (13,300)
            Prepaid Expenses                                                      14,249          2,959        (17,068)
            Deposits                                                              (3,245)        16,000         (4,640)
            Accounts Payable                                                     (40,431)       (21,633)       107,723
                                                                             -----------    -----------    -----------

Net Cash Flows Used in Operating Activities                                     (974,506)      (753,803)    (3,213,133)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                                     (77,387)       (49,592)      (215,520)
    Loans made to Shareholder and Employee                                      (250,000)      (250,000)
    Patent Costs                                                                      --         (5,011)      (126,582)
                                                                             -----------    -----------    -----------

Net Cash Flows Used in Investing Activities                                     (327,387)       (54,603)      (592,102)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                                        --             --           (600)
    Proceeds from Note Payable                                                        --             --         60,000
    Proceeds From Issuance of Debentures                                              --        890,490        890,490
    Proceeds From Exercise of Warrants                                                --            900            900
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                                 --             --        653,976
    Proceeds From Exercise of Options                                             50,775             --         50,775
    Proceeds from Issuance of Common Stock                                     1,077,618             --      2,555,712
                                                                             -----------    -----------    -----------

Net Cash Flows Provided by Financing Activities                                1,128,393        891,390      4,211,253
                                                                             -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                            (173,500)        82,984        406,018

Cash and Cash Equivalents - Beginning of Period                                  579,518        642,680             --
                                                                             -----------    -----------    -----------

Cash and Cash Equivalents - End of Period                                    $   406,018    $   725,664    $   406,018
                                                                             ===========    ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of Common Stock for Repayment of Debt                             $        --    $    60,350    $    60,350
                                                                             ===========    ===========    ===========

  Subscriptions Receivable for Issuance of Common Stock                      $        --    $        --    $   698,050
                                                                             ===========    ===========    ===========

  Conversion of debentures into common stock                                 $        --    $        --    $ 1,000,000
                                                                             ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operation, contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999, of Jacobson Resonance Enterprises, Inc. (the "Company" ) as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results for the full fiscal year ending December 31, 2000.

Note 2 - STOCKHOLDERS' EQUITY

In December 1999, the Company entered into an agreement to sell 5,000,000 restricted shares of its common stock to an investor at the price of $.20 per share. Payments for such shares began in 1999 and will continue to be made to the Company at various times in 2000. As of December 31, 1999, this investor had purchased 500,000 shares of common stock for $100,000. In addition, the Company granted this investor an option to purchase 2,222,222 shares of its common stock at a price of $.45 per share. This option requires the investor to advise the Company of his intent to exercise the option by January 31, 2001, and exercise and execute the option on or before June 30, 2001 according to a defined schedule. During the nine months ended September 30, 2000, the investor purchased 300,000 shares for an aggregate of $60,000. In the Company's opinion, this investor has not met the defined terms of the agreement and the Company does not intend to issue any additional shares under this agreement.

In addition to the foregoing, the Company sold 54,750 shares of common stock for an aggregate of $16,295 on January 21, 2000; 375,000 shares of common stock for an aggregate of $212,500 on February 16, 2000; 307,693 shares of common stock and a warrant to purchase an additional 307,693 shares of common stock at an exercise price of $.85 per share for an aggregate of $200,000 on April 7, 2000; 664,193 shares of common stock and a warrant to purchase an additional 664,193 shares of common stock at an exercise price of $.90 per share for an aggregate of $413,823 on April 10, 2000, and 269,231 shares of common stock and a warrant to purchase an additional 269,231 shares of common stock at an exercise price of $.90 per share for an aggregate of $175,000 on April 11, 2000.

Furthermore, on February 14, 16 and 22, and April 7, 2000, respectively, the Company issued 22,500 shares, 200,000 shares, 700 shares and 112,142 shares, respectively, of common stock. The Company issued these shares to employees and consultants for services. The Company has recorded a charge to operations for the fair value of these shares on the dates of their issuances, which amounted to $368,000.

On April 4, 2000 the Company issued options to purchase 599,000 shares of common stock to employees and consultants. These options are exercisable at $1.28 per share. Of the 599,000 options issued, 99,000 have been granted to non-employees and have been valued using the Black-Scholes option pricing model which has resulted in a charge to operations of approximately $55,000.

On September 15, 2000, the Company issued options to purchase 690,000 shares of common stock to employees and consultants. Of the 690,000 options issued, 350,000 have been issued to non-employees and have been valued using the Black-Scholes option pricing model which has resulted in a charge to operations of approximately $143,000.

Additionally, the Company issued 40,000 shares of common stock for an aggregate of $16,000 on February 16, 2000, and 100,000 shares of common stock for an aggregate of $34,725 on May 9, 2000. The Company issued these shares upon exercise of outstanding options.

On May 18, 2000, an officer of the Company converted 15,000 shares of preferred stock into 15,000,000 shares of common stock.

Note 3 - RECEIVABLES - OFFICERS

The majority stockholder of the Company is involved in litigation whereby the court ordered the transfer of 12,000,000 shares of common stock of the Company to the plaintiffs. This transfer is being appealed by the majority stockholder. In addition, the litigation may further require payments by this stockholder and the issuance of warrants by the Company. See Item 5 in Part II of the Form 10-QSB for the quarter ended March 31, 2000, for a more detailed description of this litigation and Item 5 in Part II of this Form 10-QSB for an update on it. Any impact on the accompanying financial statements as a result of the resolution of this contingency cannot be determined at this time. During the second quarter, the Company loaned $200,000 to this officer. The loan bears interest at the prime rate. The loan and any interest accrued on the loan are due on May 13, 2002.

During the second quarter another officer received a loan of $50,000 from the Company. This loan bears interest at the rate of 6.5% per annum. The loan was due September 10, 2000, and has been extended to January 6, 2001. The loan is secured by this officer's common stock of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the success and subsequent acceptance of new medical research and development; the regulatory framework of the health care industry; the Company's ability to create, sustain, manage or forecast its growth; its ability to attract and retain key personnel; its ability to protect technology; changes in the business strategy or development plans; competition; demographic changes; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

PLAN OF OPERATION

         The company is in the development stage and has not had any significant revenue from operations to date. It incurred losses of $489,188 for the quarter ended September 30, 2000 and of $1,526,202 for the first nine months of 2000. It has incurred losses of $6,744,088 since its inception in 1996. Of that amount,
(i) $2,094,508 is attributable to the non-cash financing cost of the Company's sale of securities, (ii) $1,180,415 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered and
(iii) $920,552 represents monies spent on research and development.

         In early May 2000, the company launched its marketing campaign for resonated drinking products at The Brett Favre Forward Foundation Charity Celebrity Golf Tournament in Biloxi, Mississippi. Brett Favre is the official spokesperson for the resonated Spring Water and Real-Pro Hi-Energy Sports Drink produced by RealPure Beverage Group, LLC, a licensee of the Company. The Company has begun receiving limited royalties from RealPure. At the end of August 2000, at the Company's annual shareholders meeting in Las Vegas, Nevada, the President of RealPure Beverage Group, LLC, Mr. David Cox, provided the Company with marketing and distribution plans covering fourth quarter 2000 and 2001 product development and distribution efforts. Of particular interest would be the introduction during 2001 of a pediatric supplement beverage to aid newborns and infants in the assimilation and digestion of food as well as to provide energy and reduce gas.

         In addition, the Company anticipates CE Marking of its 18-inch and seven-foot clinical Jacobson Resonators for treatment of chronic pain of the knee during the first half of 2001. It also expects FDA approval of its 18-inch clinical Jacobson Resonator sometime in mid 2001 for treatment of chronic pain from osteoarthritis of the knee and CE Marking of those resonator models for treatment of the entire spectrum of chronic pain sometime in late 2001. Receipt of those approvals will allow the Company's licensees to make, market, distribute and sell those clinical products on a commercial basis in the United States of America and Europe. In other news, the Company's agricultural and aquaculture initiatives have shown tremendous potential and interest in the Pan Asian market. As a result, the Company is working on licensing and joint venture opportunities in the region, from which it expects to generate additional revenue. Research at Texas A&M University, Mississippi State University and the University of Oklahoma have shown positive results that Jacobson Resonance Technology can beneficially affect the growth cycle of vegetables and fruits. The foregoing combination of events is expected to generate ongoing revenue for the Company and thereby bring it out of the development stage into the operating stage during the middle of 2001.

         Other possible sources of revenue for the Company during the rest of 2000 and 2001 includes the following:

         1. Licensing revenue from a larger medical products company for the development, marketing and distribution rights in connection with the use of Jacobson Resonance in the treatment of cardiac arrhythmias. The Company thinks that interest in such licensing arrangement will be generated by the publication of the results of the completed research in cardiac pacing at the University of Oklahoma Health Sciences Center that Jacobson Resonance is effective in the treatment of cardiac arrhythmias on dogs.

         2. Licensing revenue from Genesis Group International ("GGIC") for the use of Jacobson Resonance in the development, distribution, marketing and sale of GGIC's all-natural and resonated family of nasal sprays worldwide. The Company signed a letter of intent with GGIC in February 2000.

         3. Licensing revenue from O2 Marketing Group, Inc., a manufacturer of consumer-oriented oxygen products for the cosmetics, nutraceutical and pharmaceutical industries, for an exclusive license to use Jacobson Resonance for not less than ten years covering the Republic of South Africa. The Company has a letter of intent with O2 and is currently negotiating a definitive license arrangement.

         4. Licensing revenue from Palmer Natural Products, Inc. and Perfect Living Systems, Inc., two nutraceutial laboratories and formulary companies located in southern California. Theses companies plan to use Jacobson Resonance technology and equipment on the formulary of multiple nutraceuticals, as well as client-specific products, for manufacture, marketing, distribution and sale. The Company signed a letter of intent with these companies in April 2000.

         5. Licensing revenue from Comercializadora de Calidad S.A. of Guatemala, for the distribution of resonators and the establishment of treatment centers throughout Panama, El Salvador, Costa Rica and Guatemala. The company signed a letter of intent with the Guatemalan distributor in March 2000.

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


         The Company will continue both use and product research and development for Jacobson Resonance. The Company estimates that the currently ongoing university research will require about $65,000 of the Company's funds for the rest of 2000. It anticipates continued prototyping of additional models of the Jacobson Resonator for varying uses if additional funds become available for that purpose. It estimates that the costs to the Company of such prototyping will be approximately $40,000 for the rest of 2000.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000

         The Company had a net loss for the quarter ended September 30, 2000 of $489,188 as compared to a loss for the quarter ended September 30, 1999 of $339,745, an increase of $149,443 or 44%. The increase is attributable to an increase in general and administrative expenses as the Company prepares to make the transition from the development stage company to the operating stage.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         The Company had a net loss for the nine months ended September 30, 2000 of $1,526,202 as compared to a loss for the nine months ended September 30, 1999 of $3,185,014, a decrease of $1,658,812 or 52%. The decrease in the loss primarily results from a one-time, non-cash interest expense of $2,089,099 during the second quarter of 1999 that was the result of the Company's sale of convertible debentures and warrants to purchase common stock in early June 1999, which was partially offset by an increase in general and administrative expenses of $465,486. This latter increase is primarily due to a $368,000 non-cash expense in the first half of the year for the fair value of common stock of the Company issued for services rendered.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2000

         The Company's cash on hand at September 30, 2000 was $406,018 as compared to $579,518 at December 31, 1999. Revenues for the first nine months of 2000 were $30,611 as compared to $18,556 for the first nine months of 1999. The Company had a net loss of $1,526,202 for the first nine months of 2000.

         Since the beginning of the year, the Company has received $1,128,393 from the sale of securities and the exercise of stock options. The Company anticipates that its existing resources will be sufficient to fund its plan of operations through the end of 2000 and into the first quarter of 2001. However, if the Company is not, by the middle of the first quarter of 2001, generating sufficient revenue to fund its operations, then the Company may have to seek additional funds through either debt or equity financing. There is no assurance that the Company would be able to raise sufficient funds for that purpose due to the pending litigation against Dr. Jerry I. Jacobson, the principal shareholder, Chairman of the Board, President and Chief Executive Officer of the Company. See "Item 5. Other Information" in Part II of this report.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         The Company issued options to purchase 690,000 shares of common stock on September 15, 2000. These options are exercisable at $0.50 per share. Of the total amount, the Company granted options to purchase (a) 495,000 shares of common stock to the directors and officers of the Company and (b) 195,000 shares of common stock to 14 consultants, including six members of the Company's Scientific Advisory Board. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for these option issuances.

ITEM 5.  OTHER INFORMATION.

         In the litigation styled ERIC HEWKO AND PATRICK J. CASEY V. JERRY I. JACOBSON, Case No. CL-97-4255AE, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, enforcement of the damages awards to each of Messrs. Hewko and Casey in the amount of $6,446,250, or a total of $12,892,500, has been stayed to date because of the filing by Dr. Jacobson, the principal shareholder, Chairman of the Board, President and Chief Executive Officer of the Company, of a personal Chapter 11 proceeding pursuant to the United States Bankruptcy Code.

         A hearing in the bankruptcy proceeding is scheduled for December 4, 2000, on a motion by the U.S. Trustee to either dismiss the Chapter 11 proceeding or convert it to a Chapter 7 proceeding. If the hearing results in the dismissal of the bankruptcy proceeding, the current stay of any enforcement of the damage awards will be terminated. In that event, certain of Dr. Jacobson's property may be subject to public sale pursuant to the state court litigation, despite the pending appeal of the trial court's order against Dr. Jacobson. If a significant portion of Dr. Jacobson's stock ownership in the Company is publicly sold, there may be a change of control of the Company. If the hearing results in a conversion of the bankruptcy proceeding to a Chapter 7 proceeding, a trustee would be appointed to administer Dr. Jacobson's assets, including his stock ownership in the Company. Whether a Chapter 7 proceeding would eventually result in a change of control of the Company is unknown at this time, but that would be one possible result.

         With respect to the pending appeal by Dr. Jacobson of the trial court's order against him, all briefs from both sides have been filed with the appellate court. The parties are currently awaiting a date for oral argument.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JACOBSON RESONANCE ENTERPRISES, INC.


Dated: November 13, 2000       By: /s/ Jerry I. Jacobson
                                   ------------------------------------------
                                   Jerry I. Jacobson, Chairman of the Board
                                   and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION                                          LOCATION
------          -----------                                          --------

27              Financial Data Schedule                                *1

---------------
*1       Filed electronically pursuant to Item 401 of Regulation S-T.