Form 10KSB
period 2000-12-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2001-04-17
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.

                      NEVADA                      65-0684400
          (State or other jurisdiction of       (IRS Employer
           incorporation or organization)   Identification Number)

       8200 Jog Road, Suite 100, Boynton Beach, Florida      33437
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

The Company's revenues for fiscal year 2000 were $31,590.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $11,161,856 based on the closing price of $0.28 as of April 2, 2001.*

As of April 2, 2001, the Company had a total of 55,636,298 shares of common stock outstanding.

*Affiliates for the purpose of this item refer to the officers, directors, and/or persons  or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:   None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.......................17

PART II..................................................18

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS................... 18
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION............... 18

         ITEM 7.  FINANCIAL STATEMENTS.................. 22
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE........... 22

PART III................................................ 23

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
                          PROMOTERS AND CONTROL PERSONS:
                          COMPLIANCE WITH SECTION 16(a)
                          OF THE EXCHANGE ACT........... 23

         ITEM 10.  EXECUTIVE COMPENSATION............... 24
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                          BENEFICIAL OWNERS AND
                          MANAGEMENT.................... 25

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS...................27
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K......28

                                  SPECIAL NOTE
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
CREATE, SUSTAIN, MANAGE OR FORECAST ITS GROWTH; ITS ABILITY TO ATTRACT AND
RETAIN KEY PERSONNEL; ITS ABILITY TO PROTECT TECHNOLOGY; CHANGES IN ITS
BUSINESS STRATEGY OR DEVELOPMENT PLANS; COMPETITION; DEMOGRAPHIC CHANGES;
BUSINESS DISRUPTIONS; ADVERSE PUBLICITY; AND INTERNATIONAL, NATIONAL AND LOCAL
GENERAL ECONOMIC AND MARKET CONDITIONS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

        Jacobson Resonance Enterprises, Inc. (the "Company"), is in transition from a development stage company to an operating company and has not had any significant revenue from operations to date. The Company is a Nevada corporation incorporated on March 6, 1988, and was originally known as Pioneer Services
International, Ltd. On June 4, 1996, the Company acquired Jacobson Resonance
Machines, Inc., a closely-held Florida corporation, in exchange for 57,220,000 shares of the Company's common stock, or a 92% equity interest in the Company.

        On July 30, 1998, the Company changed its name to Jacobson Resonance
Enterprises, Inc.

        The Company has and continues to engage in the development of electromagnetic resonance technology patented by Dr. Jerry I. Jacobson
("Jacobson Resonance") for medical, commercial, agricultural and industrial applications. Jacobson Resonance utilizes weak, low-frequency electromagnetic fields to beneficially alter molecular characteristics. The Company is currently negotiating, and will continue to use, joint venture and licensing arrangements, as well as its own resources, to develop, manufacture, distribute and market various applications of Jacobson Resonance.

THE TECHNOLOGY

        The principles behind Jacobson Resonance are derived from physics. Dr.
Jerry I. Jacobson, trained as a dentist and oral surgeon, developed an interest in magnetotherapy through his extensive research and study of the work of Albert
Einstein. Dr. Jacobson filed a specification with the U.S. Patent Office conceiving the idea of how quantum physics united with relativity. While Dr.
Jacobson's specification did not change quantum physics or relativity, he demonstrated a practical way to unite them, adding a new dimension to quantum physics.

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
In treating disease, Jacobson Resonance employs a weak electromagnetic force-field in harmony with the human body's electromagnetic field toproduce gravity waves and electromagnetically-induced vibrations, which in turn appear to render viruses and bacteria incapable of invading healthy cells and allow infected cells to regain normalcy.

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

JACOBSON RESONATORS FOR CHRONIC PAIN REDUCTION

        The Company is planning to use Jacobson Resonance for the reduction of chronic pain. Osteoarthritis, rheumatoid arthritis, lower back injuries, tendinitis, muscle spasms, sports injuries, carpal tunnel and tarsal tunnel syndromes, neuropathy and migraine, tension, cluster, sinus and menstrual headaches all cause chronic pain. Based on data developed by the National
Chronic Pain Outreach Association, an estimated 34 million people in the
United States of America suffer from chronic pain and approximately 50 million work days are lost annually because of chronic pain.

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

        The clinical resonators also require CE Marking before they can be commercially used in the European Economic Union (see "Government Regulation.")
The Company has received approval in December 2000 for the CE Mark for the commercialization of its clinical resonators in the European Economic Union.
Through its licensee, Serrato Europe, the Company is moving forward with full commercialization initiatives in distribution and manufacturing in Europe.
Furthermore, the Company expects revenues from these activities in Europe to commence by the end of 2nd quarter, 2001.  The Company has also received commercialization approval by Health Canada for use and treatment of chronic pain indications. Plans are well underway to have our licensee (Bio Resonance
Technology) opening several treatment centers in Canada on or by the end of 1st quarter, 2001.

        Quantum Resonance Technologies, Inc. ("QRTI"), builds the prototypes of the Company's clinical and portable resonators and is also making the portable resonators. Benvenutti Electrical Apparatus & Repair, Inc. ("B.E.A.R."),
an electrical apparatus manufacturer in Gulfport, Mississippi, collaborates with
QRTI and manufactures the Company's clinical resonators.

        The Company plans to distribute the clinical models of the Jacobson
Resonators in the United States of America through existing medical device distributors. With respect to the portable models, the Company plans to place them in chain stores and other locations outside the United States where magnet therapy products are currently being sold. Currently, the Company is in discussions and negotiations with several entities which will provide the
Company distribution and manufacturing of the resonators.

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

        In October 1999, in anticipation of receiving CE-Marking for the commercialization of its clinical resonators, the Company sponsored research and development in Marbella, Spain.  The Company contracted with Compania
Aeronautica, S.A., a Spanish aircraft manufacturer, for the partial manufacture of Jacobson Resonators, with final calibration and assembly completed by Serrato
Enterprises.

        At December 31, 2000, the Company was still in the development stage and received no revenue from the aforementioned agreements.

OTHER PLANNED MEDICAL APPLICATIONS OF JACOBSON RESONANCE

        In addition to chronic pain treatment applications, the Company plans to develop Jacobson Resonance for other medical applications. Researchers are currently investigating the effects of Jacobson Resonance on Alzheimer's
Disease, cardiac pacing, epilepsy, fibromyalgia, rheumatoid arthritis, osteoarthritis, migraine, lower back pain, soft tissue pain, multiple sclerosis, chronic fatigue syndrome, nerve regeneration, angina and cancer. See Item 6,
"Management's Discussion and Analysis, Research and Development." The Company
is also examining the potential application of Jacobson Resonance to  veterinary medicine, including the treatment of leg and back pain in horses. The physiologic force-fields  of Jacobson Resonance can also be utilized in health spa jacuzzis to provide invigorating effects, which might improve health and well-being.

        In one completed study, Jacobson Resonance demonstrated effectiveness in the treatment of cardiac arrhythmia in dogs. The Company believes that this study can conceivably lead to the Jacobson Resonator becoming a required medical device for every hospital emergency room. It hopes to license this use to a larger medical products company for development, marketing and distribution.

        In February 2000, Dr. Jacobson received a U.S. Patent entitled, "Method for Ameliorating the Aging Process and the Effects Thereof Utilizing
Electromagnetic Energy." He has licensed this patent to  the Company. The magnetic fields covered by the patent are physiological and occur naturally in the human body. Aging may be referred to as collective changes within a biological system that can prevent  cellular functions, genetic information transfer and chromatin structure. The Company plans to research how Jacobson
Resonance, through magnetic influence, can potentially enhance cellular communications, cooperativity and reorient the spin angular momenta of basic particles to slow down the aging process.

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

        In January 2000, the Company executed a licensing agreement with
RealPure Beverage Group, LLC, of Jackson, Mississippi, for the use of Jacobson
Resonance in multiple water and beverage products lines, including exclusive marketing and distribution. Previously, B.E.A.R. built a new industrial model of the Jacobson Resonator for theCompany consisting of three coils, each ten feet in diameter, placed vertically and connected in series for water resonation. RealPure will use this machine to resonate its water products. The beverages scheduled for resonation include RealPure spring water, as well as a new pediatric beverage, a new geriatric beverage and the new "Real Pro"
hi-energy sport drink.

        Preliminary research testing has shown that resonated water enhances the rate of growth and increases the total weight of plants and fruits. See
Item 6, "Management's Discussion and Analysis, Research and Development."
Other potential agricultural applications include enhancing the health and growth cycles of fish and shellfish, rice farming, forestry and lumber operations, greenhouse facilities, citrus production, wine production and landscaping.

        Resonation of cosmetics, nutraceuticals and pharmaceuticals should promote their respective absorption rates and reduce their respective toxicity to living systems. These studies are underway. In July 1999, the Company announced the signing of a letter of intent for technology transfer and licensing with O2 Marketing Group, Inc., amanufacturer of consumer-oriented oxygen products for the cosmetics, nutraceutical and pharmaceutical industries.
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

        Jacobson Resonance also has industrial applications. Resonated water can potentially increase adhesion and bonding between mixtures of sawdust, sand and cement. A licensing agreement is currently pending between the Company and Enviro-Products, Ltd., a Canadian manufacturer of patented  composite cement building blocks. Resonated water might also lead to the development of energy-
efficient home water purification systems by providing a cleaner, less toxic environment and preventing calcium and other mineral deposits which restrict pipes and damage appliances. Preliminary testing is being conducted regarding the effects of resonation on primers and alloys; if resonance promotes improved adhesion and surface protection with less degradation,
Jacobson Resonance can potentially be utilized in the marine, aerospace and automotive painting and coating industries, as well as environmental and waste management applications.

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

        The Company has not yet received FDA approval or clearance for the commercialization of its clinical resonators in the United States. In 1997, the
Company filed its submission with the FDA seeking a determination that the 18-inch clinical Jacobson Resonator qualified as an NSR device for the treatment of osteoarthritis pain of the knee. On March 4, 1999, the FDA determined that the Company's clinical study of the 18-inch clinical Jacobson
Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable provision of the IDE. This determination in effect means that the resonator meets the FDA requirements as to safety.

        In 1999, the Company completed double-blind and randomized clinical studies to demonstrate effectiveness of the 18-inch Jacobson Resonator in the treatment of osteoarthritis pain of the knee, and submitted its pre-market notification report (510(k)) to the FDA on May 27, 1999. At the request of the
FDA, the Company filed an addendum to the report on September 17, 1999. The
Company is currently  awaiting the FDA response. The Company anticipates FDA approval of its 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee sometime in the second quarter or early third quarter of 2001. There is not assurance that FDA approval will be granted then, if at all.

        The Company has also entered into two consulting agreements to help and guide the Company in FDA regulatory compliance and reimbursement issues with
Quintiles, Inc. and Regulatory Associates.

        The Company will be required to obtain FDA approval of a new pre-market application or pre- market application supplement before making any change to the Jacobson Resonators affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performanceor design specifications and device modifications and future generation  products. New pre-market applications and pre-market application supplements generally require submission of information needed to support the proposed change and often require additional clinical data. The
Company may decide, or may have  to, obtain PMAs and PMA supplements for its future  products or other uses. A  PMA application must be supported by extensive data, including pre-clinical and  clinical trial data, to demonstrate the safety and effectiveness of the device  for the uses specified in the PMA application. The Company cannot guarantee that any PMA application relating to the Jacobson Resonator that is filed will be  granted. If the Company does obtain a PMA, it may be required to file PMA supplements for new or expanded uses of the Jacobson Resonator and for any  material modifications to it. If a
PMA supplement is not accepted by the FDA for a new or expanded use or material modification of the  Jacobson Resonator, the  Company must commence and complete the entire pre-market approval process with respect to such use or modification.
The Company cannot guarantee that any PMA  supplement that it files will be accepted.

        Any products manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuous regulation by the
FDA, including record-keeping requirements, reports of adverse experience with the use of the device, post-market surveillance, post- market registry, and other actions as deemed necessary by the FDA. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. The
Company and its agents may promote products only for the products' approved indications. The labeling and advertising of most FDA-regulated products, including the Jacobson Resonators, are also subject to the jurisdiction of the
Federal Trade Commission, the Occupational Safety and Health Administration and
other governmental entities. The Company cannot guarantee that the FDA will not impose regulations that could adversely affect its ability to market, sell, or be reimbursed for the Jacobson Resonator. In addition, the Company cannot guarantee that it will not become subject to FDA actions should physicians prescribe the Jacobson Resonator for unapproved uses.

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

        The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. The
Company cannot guarantee that the FDA will approve its current or future products in a timely manner, if at all. If the Company experiences delays or failure in obtaining such approvals, or if previously granted approvals are rescinded, or if the Company fails to comply with existing or future regulatory requirements, then its business, financial condition, results of operations and cash flows will be materially and adversely affected. Furthermore,even if such approvals are granted, the  Company cannot guarantee that it will be successful in commercializing or achieving market acceptance of the Jacobson Resonators for the treatment of chronic pain or any other applications.The Company's inability to commercialize successfully the Jacobson Resonators will severely harm its business.

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

EUROPE

        In order to market and sell the Jacobson Resonator or any future products in foreign markets, the Company must comply with foreign government regulations. These laws differ substantially from country to country. In order to market and sell the Jacobson Resonators in the European Union, the resonators must bear CE Marking, which it hasdone so effective December 2000. The actual
CE Marking consists of the letters "CE" which a manufacturer affixes to its products for access to the European market; the letters "CE" are an abbreviation of the French phrase "Conformite Europeene." CE Marking on a medical device indicates that a manufacturer has complied with all of the requirements of the
Medical Device Directive.  The Company's CE Marking license is 2001-01-0303 CP.

        The Essential Requirement require every non-European medical device manufacturer exporting to Europe to appoint an Authorized European Address, or agent, to ensure that the responsibility for compliance with Medical Device
Reporting is delegated to a party who resides in Europe and is subject to
European law. The authorized European agent serves as an interface between a manufacturer and governmental authorities and must verify whether the manufacturer is in compliance with the European vigilance system, which covers both post-market surveillance and adverse-incident reporting. The selection of an authorized European agent by a manufacturer is significant because the agent is required to have access to all confidential product documentation and master files of the manufacturer. The Company has selected Serrato
Enterprises, LLC of Spain and Serrato Europe, located in Geneva, Switzerland, entities controlled by Alfonso Serrato, a director of the Company, to function as its authorized representative, manufacturer and licensee.

        The Medical Device Directive classifies all medical devices into one of four classes, based upon a risk analysis which considers the design, method of manufacturing and intended use of a medical device. Class I is comprised of the least dangerous devices, and is subject to less restrictions than Class III, which is comprised of the most dangerous devices. Between Classes I and III are
Class IIa and Class IIb. The Class of a medical device determines  "Conformity
Assessment Procedure," or the procedure by which conformity with Essential
Requirements will be assessed. A procedural option for minimal risk devices includes self-certification, where the manufacturer itself prepares a
"Declaration of Conformity" to the Essential Requirements and self-affixes the
CE Marking to the device. Higher risk devices, on the other hand, require that the assessment be performed and certified for "quality assurance" in collaboration with a recognized European "notified body."  The clinical
Jacobson Resonators are considered Class IIb, which is a moderate risk classification.  As such, limited third-party assessment is required.

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

        The Company cannot say with certainty that the European Union or any foreign regulatory authority will grant CE Marking privileges to its future products in a timely manner, if at all. If the Company experiences delays or failure in obtaining such approvals, or if previously granted approvals are rescinded, or if the Company fails to comply with existing or future regulatory requirements, then its business, financial condition, results of operations and cash flows will be materially and adversely affected.

RESEARCH AND DEVELOPMENT

        Current university studies of the effects of Jacobson Resonance upon biological systems consist of the following:

         1.       Alzheimer's Disease - Mississippi Baptist Health Systems
                  Hospitals is currently conducting a clinical study, "The
                  Utilization of Low Frequency Pico Tesla Range Magnetic Fields
                  for Treatment Symptom of Patients With Alzheimer's Disease,"
                  under the supervision of James L. Parker, M.D.,
                  Board Certified Diplomat in Neuro-Opthalmology and Neurology.
                  Pre-clinical studies have shown that
                  the Jacobson Resonator can affect the regeneration of damaged neuronal cells.

         2.       Nerve repair, growth and regeneration - Cornell University
                  Medical College in New York City has completed in vitro
                  sciatic nerve studies in mice, which demonstrated that
                  application of Jacobson Resonance stimulated growth, repair and regeneration of damaged sciatic nerves of mice. Jacobson
                  Resonance especially enhanced the growth, repair and
                  egeneration of the myelin sheath without disturbing the
                  integrity of the cellular and subcellular structures. Similar in vitro studies are ongoing in mice. The principal
                  investigator is Dr. Brij Saxena, a Professor of Endocrinology
                  and Biochemistry at the college, the Director of the Division of Reproductive Endocrinology in the Department of Obstetrics
                  and Gynecology at Cornell Medical Center /New York Hospital,
                  and a member of the Company's Scientific Advisory Board.

         3.       Nerve regeneration - A study on the effect of Jacobson
                  Resonance upon a chemically induced motor neuropathy model in mice is ongoing at Cornell University Medical College and
                  Fairleigh Dickinson University. The principal co-investigators are the husband and wife team of Dr. Brij Saxena and Dr.
                  Anjali Saxena, Professor of Biology and a neuro-scientist at
                  Fairleigh Dickinson University. Positive data has been
                  demonstrated in vitro and in vivo.

         4.       Cardiac Pacing - The Department of Cardiovascular Research of
                  the University of Oklahoma Health Sciences Center is
                  conducting studies in dogs and has determined that Jacobson
                  Resonance is effective in the treatment of cardiac arrhythmia in dogs. The principal co-investigators are Dr. Benjamin
                  Scherlag, Research Director of the Cardiovascular Laboratory,
                  and Dr. William Yamanashi, Research Professor of Medicine and
                  a Medical Physicist. Drs. Scherlag and Yamanashi are both
                  members of the Company's Scientific Advisory Board.

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

         7.       Epilepsy - A double blind and randomized clinical pilot study was recently completed at the University of Oklahoma Health
                  Sciences Center to determine whether Jacobson Resonance can reduce the frequency and severity of epileptic seizures. The principal investigator was Dr. Kalarickal J.Oommen, Associate
                  Professor of Neurology and Director of Epilepsy Research. The
                  data from the study appears promising and the double blind clinical trials are ongoing.

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

         During the years ended December 31, 2000 and 1999, the Company spent
$190,895 and $280,550, respectively, on research and development activities.
Since the Company's inception on June 4, 1996 through December 31, 2000, the
Company has spent a total of $952,381 on research and development activities.
During the fiscal year 2001 the Company expects to spend  approximately $460,000 during the year in research and development.

INTELLECTUAL PROPERTY

         The Company is the exclusive licensee of Jacobson Resonance from Dr.
Jacobson, who is the sole owner of all patents issued or pending. Dr. Jacobson is also the majority owner of all relevant Jacobson Resonance intellectual property. The Company has the exclusive rights to pursue whatever applications of Jacobson Resonance that it wants. In return, the Company is obligated to pay
Dr. Jacobson, via employment agreement, a royalty on revenues, depending upon the application.

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
The Company furthermore cannot guarantee that it would prevail in such litigation, should it arise. In addition, if any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or otherwise be required to obtain licenses from the owners of such patents. The Company cannot guarantee that such licenses would be available, or, even if available, would be on acceptable terms to it. If the
Company is forced to incur substantial costs in litigation or fails to obtain a license, its business, financial condition, results of operations, and cash flows may be materially and adversely affected.

COMPETITION

         The development of electromedical and electrotherapeutic medical devices that can emit a weak electromagnetic field in resonance with the human body's electromagnetic field is in its infancy. To the Company's knowledge, there are only two groups of scientists in the world that are dealing with the pico tesla magnetic fields.

         One group is at Democrition University of Trace, Alexandroupolis,
Greece. They are primarily engaged in research, but some treatment is being performed for epilepsy and Parkinson's Disease. The supervising professor is
Dr. Photios Anninos, the Director of Medical Physics for Democrition University,
who is also a member of the Company's Scientific Advisory Board.

         The only other known party working on force-fields this weak is Dr.
Reuven Sandyk, a medical physician in Long Island, New York. Dr. Sandyk is a neurologist and he has been treating patients with Parkinson's, Alzheimer's and Multiple Sclerosis. To the Company's knowledge, Dr. Sandyk has not secured an FDA registration number for his resonator device and does not appear to be inclined to go into commercial production with this apparatus. His resonator is merely an extension of his neurological practice.

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
         Dr. Richard Markoll has established around the world about 150 clinics focusing primarily on the treatment of osteoarthritis using magnetic force-fields that are approximately one million to ten million times more powerful than the force-fields emitted by the Jacobson Resonator. Dr. Markoll seems to be content with limiting himself to this area. These clinics have been in operation for many years. Dr. Markoll has secured a CE Mark but he has not obtained FDA approval.

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

EMPLOYEES

         The Company has five full-time employees, three of whom are executive officers. They are Dr. Jerry I. Jacobson, Ms. Debra Jacobson and Mr. Frank
Chaviano. The Company also has four part-time sales, marketing and financial consultants. There are no collective bargaining agreements and no employment contracts in force.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company is currently leasing office space in Boynton Beach,
Florida, on a five-year lease basis, and in Juno Beach, Florida, pursuant to a lease that will expire on August 31, 2001. The Boynton Beach office has 4,300 square feet of space and a current annual rent of approximately $73,000. The
Juno Beach office has 350 square feet of space and a current annual rent of approximately $14,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, via press release on March 9, 2001, has reported that the intellectual property six year dispute and litigation between Dr. Jerry
Jacobson, Chairman of the Board of JRSE and largest stockholder, and Messieurs
Eric Hewko and Patrick Casey has concluded.  An outside settlement was reached on March 2, 2001.  Dr. Jacobson had filed for personal bankruptcy and on
December 6, 2000, this case was dismissed.

         Under the terms of the settlement agreement, Dr. Jacobson continues to retain controlling and majority interest in JRSE, a new five year employment agreement with JRSE has been put in place and exclusive licensing rights on any pending, issued or in progress patents are to go to JRSE.  In  addition, Dr.
Jacobson was required to give an aggregate of 12 million shares,  one percent
(1%) of future royalties and one million dollars to Messrs. Hewko and Casey.
(The million dollars is the responsibility of both the Company and Jacobson.)

         Messrs. Hewko and Casey also assigned any and all intellectual property rights of a patent (Therapeutic Treatment of Mammals) in perpetuity to the
\Company for an aggregate of three  million warrants issued as payment consideration (value) of their one third  ownership interest. Dr. Jacobson received six million warrants under the same terms for his two-thirds ownership interest. The warrants are exercisable  at a price of $0.30 until April 6, 2008 at which time the warrants will expire  if not exercised. The warrants are subject to certain anti-dilution provisions which shall cause the warrants to be adjusted. Such dilution events  include merger, consolidation, recapitalization, reorganization,  reclassification, stock split or stock dividend. As of the date hereof, none of these events have occurred so as to cause an adjustment to the warrants issued  pursuant to the Stock Warrant Agreement.

         Additionally, the Company further received from Dr. Jacobson and
Messrs. Hewko and Casey any and all additional indications and methodologies relating to the patent worldwide and US Patent 5,198,181 from Dr. Jacobson which relates to the use of resonance technology to control Thermo Nuclear
Fusion power has also been granted to JRSE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board(R) under the Symbol "JRSEOB." The following table sets forth the range of the high and low sales prices for the Common Stock on the OTC Bulletin Board(R) for each calendar quarter of 2000 and 1999. The source of the following information is America Online (AOL) quotation services. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

      QUARTER ENDING                     HIGH                       LOW

      December 31, 2000                  $0.62                     $0.16
      September 30, 2000                 $0.97                     $0.37
      June 30, 2000                      $2.06                     $0.59
      March 31, 2000                     $3.62                     $1.37

      December 31, 1999                  $0.34                     $0.13
      September 30, 1999                 $1.56                     $0.23
      June 30, 1999                      $3.12                     $1.53
      March 31, 1999                     $2.60                     $0.21

         As of April 3, 2001, the Company had 681 shareholders of record.

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

PLAN OF OPERATION

         The Company is in the development stage and anticipates receiving revenues from licensing operations in the 2nd quarter of 2001. It incurred losses of $3,941,952 and $3,657,966 for the years ended December 31, 2000 and
1999, respectively.  It has incurred losses of $9,159,838 since its inception in
1996.  Of that amount, $4,199,016 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered and interest.

2000 Operations Compared to 1999

         The net loss increased by approximately $284,000, from 1999 to 2000 primarily as a result of an increase in payroll costs of approximately $300,000.
Other significant items include settlement costs aggregating $1,870,000 in
2000 relative to patent litigation of Dr. Jacobson that the Company has etermined that it was in the best interest of the Company to bear responsibility for such costs. In 1999, approximately $2,000,000 was attributable to the value of options and warrants issued in connection with debt.

         In early May 2000, the Company launched its marketing campaign for resonated drinking products at The Brett Favre Forward Foundation Charity
Celebrity Golf Tournament in Biloxi, Mississippi. Brett Favre is the official spokesperson for the resonated Spring Water and Real-Pro Hi-Energy Sports Drink produced by RealPure Beverage Group, LLC, a licensee of the Company. The Company has begun receiving limited royalties from RealPure. At the end of August 2000, at the Company's annual shareholders meeting in Las Vegas, Nevada, the President of RealPure Beverage Group, Mr. David Cox, provided the Company with marketing and distribution plans covering 2001 product development and distribution efforts. Of particular interest would be the introduction during 2001 of a pediatric supplement beverage to aid newborns and infants in the assimilation and digestion of food as well as to provide energy and reduce gas.

         In addition, the Company received approval and CE Mark from the
European Union, thus allowing distribution and commercialization of its resonators for chronic pain of the knee (including arthritis) indications. The
Company has also received approval by Health Canada in November 2000, allowing the Company to begin commercialization initiatives in Canada. The first medical centers in Canada are expected to be operational by the end of 1st quarter of 2001.  Additional health clearances and approvals have been granted and received by the Company for use and distribution of resonators in Australia,
Mexico, Finland and Norway. It also expects FDA approval of its 18-inch clinical Jacobson Resonator sometime in mid 2001 for treatment of chronic pain from osteoarthritis of the knee, and treatment of the entire spectrum of chronic pain sometime in late 2001 or early 2002. Receipt of this approval will allow the Company's distribution network to make, market, distribute and sell those clinical products on a commercial basis in the United States of America.
In other news, the Company's agricultural and aquacultural initiatives have shown tremendous potential and interest in the Pan Asian market. As a result, the Company is working on licensing and joint venture opportunities in the region, from which is expects to generate additional revenue. Research at Texas
A&M University, Mississippi State University and the University of Oklahoma have shown positive results that Jacobson Resonance Technology can beneficially affect the growth cycle of vegetables and fruits. The foregoing combination of events is expected to generate ongoing revenue for the Company and therefore bring it out of the development stage into the operating stage during the middle of 2001.

         Other possible sources of revenue for the Company during 2001 include the following:

         1.       Licensing revenue from a larger medical products company for the development, marketing and distribution rights in
                  connection with the use of Jacobson Resonance in the treatment of cardiac arrhythmia. The Company thinks that interest in such licensing arrangement will be generated by the
                  publication of the results of the completed research in
                  cardiac pacing at the University of Oklahoma Health Sciences
                  Center that Jacobson Resonance is effective in the treatment of cardiac arrhythmia on dogs.

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

         4.       Licensing revenues from Palmer Natural Products, Inc. and
                  Perfect Living Systems, Inc., two nutraceutical laboratories and formulary companies located in souther California. These companies plan to use Jacobson Resonance technology and
                  equipment on the formulary of multiple nutraceuticals, as well as client-specific products, for manufacture, marketing,
                  distribution and sale. The Company signed a letter of intent with these companies in April 2000.

         5.       Licensing revenue from existing licensee for
                  building/construction and the environment from Enviro
                  Brick and Block Ltd. The Company has had a signed licensing exclusive agreement since August 2000.

         6.       Licensing revenue from Comercializadora de Calidad S.A. of
                  Guatemala, for the distribution of resonators and the
                  establishment of treatment centers throughout Panama, El
                  Salvador, Costa Rica and Guatemala. The Company signed a
                  letter of intent with the Guatemalan distributor in March 2000.
         7.       Increases in revenue from its existing licensees for the
                  clinical Jacobson Resonators because of additional FDA
                  approvals and CE Marking. The Company also plans to seek CE
                  Marking of the other two clinical models of the Jacobson
                  Resonator. These approvals would broaden the product line in both the United States of America and Europe, and would
                  broaden applications for the clinical Jacobson
                  Resonators in the United States of America.

         The Company will continue both use and product research and development for Jacobson Resonance. The Company estimates that the currently ongoing university research will require about $460,000 of the Company's funds for the year 2001. It anticipates continued prototyping of additional models of the
Jacobson Resonator for varying uses if additional funds become available for that purpose. It estimates that the costs to the Company of such prototyping will be approximately $150,000.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2000

         The Company's cash on hand at December 31, 2000, was $218,770, as compared to $579,518 at December 31, 1999. Revenues for 2000 were $31,590, as compared to $22,021 for 1999. The Company had a net loss of $3,941,952 for
2000, as compared to a net loss of $3,657,966 for 1999, an increase of $283,986
Approximately $2,000,000 relates to non-cash financing costs as a result of the
Company's sale of convertible debentures and warrants to purchase common stock in early June 1999. In 2000, the Company incurred costs of approximately
$1,870,000 of settlement costs relating to patent litigation of Dr. Jacobson.
This decrease was offset by an increase in payroll costs of approximately
$300,000.

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

         Since the beginning of 2000, the Company has received approximately
$1,218,000 from the sale of securities and the exercise of stock options. During the first quarter of 2001, the Company received proceeds from the sale of stock of $105,000. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through 2001. By the latter part of
2001, the Company expects to be generating sufficient revenue to fund its plan of operation.  However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing. The
Company's financial statements include an explanatory paragraph about the
Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

         Financial Statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.

JACOBSON RESONANCE ENTERPRISES, INC.
                          (a development stage company)

                                    CONTENTS
--------------------------------------------------------------------------------

                                                                           F-1
Independent Auditor's Report                                               F-2

Financial Statements:

   Balance Sheet                                                           F-3
   Statement of Operations                                                 F-4
   Statement of Changes in Stockholders' Equity (Deficiency)           F-5 - F-6
   Statement of Cash Flows                                                 F-7
   Notes to Financial Statements                                      F-8 - F-17

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Jacobson Resonance Enterprises, Inc.

We have audited the accompanying  balance sheet of Jacobson  Resonance Inc.
(a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Resonance Enterprises, Inc. as of December 31, 2000 and the
results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has no significant revenue from operations which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of
this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 28, 2001

                      JACOBSON RESONANCE ENTERPRISES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                                  BALANCE SHEET
                                December 31, 2000

                                                            ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                                                                       $   218,770

    Accounts Receivable
                                                                                                                         21,688
    Due from Officer/Shareholder
                                                                                                                         50,000
    Prepaid Expenses and Other
                                                                                                                         42,237
                                                                                                                         ------

        Total Current Assets
                                                                                                                        332,695

Property and Equipment, at Cost,  (Net of
    Accumulated Depreciation of $56,438)
                                                                                                                        188,830

Deposits
                                                                                                                          1,395
Due from Officer/Shareholder, Net of Allowance for Doubtful Amounts of $200,000
                                                                                                                              -
Deferred Income Tax Asset, Net of Valuation Allowance of $  1,968,000
                                                                                                                              -
                                                                                                                         -------
        Total Assets                                                                                                $   522,920
                                                                                                                    ===========

                                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                                                           $   175,350
    Litigation Settlement Payable
                                                                                                                      1,000,000
    Deposits on Common Stock to be Issued
                                                                                                                         69,397
                                                                                                                         ------

        Total Current Liabilities
                                                                                                                      1,244,747

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 30,000 Shares
                                                                                                                             30
    Common Stock, $.001 Par Value, 300,000,000 Shares Authorized;
        Issued and Outstanding, 54,815,336
                                                                                                                         54,815
    Additional Paid in Capital
                                                                                                                      8,427,840
    Deficit Accumulated During the Development Stage                                                                (9,159,838)
                                                                                                                    -----------

                                                                                                                      (677,153)
                                                                                                                      ---------

    Common  Stock in Treasury, at cost (600,000 Shares)
                                                                                                                          (600)
    Subscriptions Receivable
                                                                                                                       (44,074)
                                                                                                                       --------

        Stockholders' Deficiency
                                                                                                                      (721,827)
                                                                                                                      ---------

        Total Liabilities and Stockholders' Deficiency                                                             $   522,920
                                                                                                                   ===========

                      JACOBSON RESONANCE ENTERPRISES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF OPERATIONS

                                                                                                              For the Period
                                                                                                                   From
                                                                                                               June 4, 1996
                                                                                                               (Inception)
                                                                        For the Year Ended                          To
                                                                           December 31,                     December 31, 2000
                                                             -----------------------------------------    -----------------------
                                                                    2000                  1999                 (unaudited)
                                                             -------------------    ------------------

REVENUE                                                             $   31,590            $   22,021               $    178,743
                                                                    -----------           -----------              ------------

COSTS AND EXPENSES:
    General and Administrative                                        2,020,186             1,413,636                 4,654,592

    Research and Development                                            190,895               280,550                   952,381
    Settlement Costs                                                  1,870,000                    -                  1,870,000

    Financing Costs                                                       1,196             2,094,158                 2,095,704
                                                                    -----------           -----------              ------------

        Total Operating Expenses                                     4,082,277             3,788,344                 9,572,677
                                                                    -----------           -----------              ------------

Other Income
    Interest                                                            48,601                29,776                     95,381

    Gain of Sales of Resonance Equipment                                60,134                78,581                    138,715
                                                                    -----------           -----------              ------------

        Total Other Income                                            108,735               108,357                    234,096
                                                                    -----------           -----------              ------------

NET LOSS                                                           $(3,941,952)          $(3,657,966)             $  (9,159,838)
                                                                    ===========           ===========              =============

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                                           $    (0.08)           $    (0.11)
                                                                    ===========           ===========
    Diluted                                                         $    (0.08)           $    (0.11)
                                                                    ===========           ===========
Shares Used to Compute Net Loss Per Share
    Basic                                                           48,449,884            34,120,883
                                                                   ===========            ==========
    Diluted                                                         48,449,884            34,120,883
                                                                   ===========            ==========

                      JACOBSON RESONANCE ENTERPRISES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               For the Period from Inception to December 31, 2000

                                                       COMMON STOCK                           PREFERRED STOCK
                                         ---------------------------------------- ---------------------------------------
                                               ISSUED               AMOUNT              ISSUED              AMOUNT
                                         ------------------- -------------------- ------------------- -------------------

Issuance of Founders Stock at

    Par $.001                             57,220,000           $57,220                  -               $    -

Recapitalization - June 4, 1996
                                           4,905,000            4,905                   -                    -

Issuances of Common Stock at $.10
    Per Share
                                          10,000,000           10,000                   -                    -

Issuances of Common Stock at $1.750
    Per Share
                                              18,857               19                   -                    -

Purchase of Treasury Stock at Cost
                                                  -                -                    -                    -

Conversation of Common Stock to
                                         (45,000,000)         (45,000)              45,000                   45
    Preferred Stock

Net Loss
                                                  -                -                   -                     -

Balance, December 31, 1996 (unaudited)    27,143,857         $ 27,144               45,000               $  45

Issuance of Common Stock for
    Services Rendered at Prices
    Between $.15 and $1.75 Per Share
                                              40,114               40                  -                    -

Issuances of Common Stock from
    Private Placement at Prices
    Between $.15 and $.25 Per Share
                                             760,000              760                  -                    -

Issuances of Common Stock out
of Proceeds of Subscription
    Receivable
                                                  -                -                   -                    -

Net Loss
                                                  -                -                   -                    -

Balance, December 31, 1997 (unaudited)    27,943,971          $ 27,944             45,000               $   45

                          DEFICIT
                         ACCUMULATED
     ADDITIONAL            DURING                                                       STOCKHOLDERS'
      PAID-IN            DEVELOPMENT         SUBSCRIPTION           TREASURY                EQUITY
      CAPITAL               STAGE             RECEIVABLE             STOCK               (DEFICIENCY)
-------------------- -------------------  ------------------- -------------------- ------------------------

  $    (57,220)       $       -              $       -              $       -             $       -

        (4,905)               -                      -                      -                     -

        990,000               -                (526,550)                    -                473,450

         32,981               -                       -                     -                 33,000

              -               -                       -                   (600)                 (600)

         44,955               -                       -                     -                     -

             -          (292,325)                     -                     -               (292,325)

   $  1,005,811       $ (292,325)             $ (526,550)            $    (600)         $    213,525

         12,744               -                       -                     -                 12,784

        139,240               -                       -                     -                140,000

              -               -                    5,000                    -                  5,000

              -         (315,319)                     -                     -               (315,319)

   $  1,157,795       $ (607,644)             $ (521,550)            $    (600)         $     55,990

                      JACOBSON RESONANCE ENTERPRISES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               For the Period from Inception to December 31, 2000

                                                             COMMON STOCK               PREFERRED STOCK

                                                          ISSUED        AMOUNT        ISSUED        AMOUNT

Balance, December 31, 1997 (unaudited)                  27,943,971    $  27,944      $  45,000         45

Reacquisition of Common Shares and
    Collection of Subscription Receivable               (3,000,000)      (3,000)            -          -

Cash Collection of Subscription Receivable                      -            -              -          -

Issuance of Common Stock from Private
    Placement at a Price of $.15 per Share               4,675,850        4,676             -          -

Issuance of Common Stock from Private
    Placement at a Price of $.35 per Share               2,017,999        2,018             -          -

Issuance of Common Stock for Services
    Rendered at Prices between $.15 and $.35
    Per Share                                              663,223          663             -          -

Fair Value of Options Issued to Consultants                     -            -              -          -

Net Loss                                                        -            -              -          -

 Balance December 31, 1998                              32,301,043       32,301         45,000         45

Issuance of Common Stock for Services
    Rendered at Prices between $.18
    and $2.69 per Share                                  1,313,903        1,314             -          -

Issuance of Common Stock for
    Repayment of Debt                                      291,305          291             -          -

Issuance of Common Stock for
    Conversion of Warrants                                 900,000          900             -          -

Sales of Shares at $.20 per Share                          500,000          500             -          -

Beneficial Conversion Feature on Convertible
Debentures                                                      -            -              -          -

Issuance of Common Stock for
    Conversion of Debentures                             1,862,876        1,863             -          -

Net Loss                                                        -            -              -          -

 Balance December 31, 1999                              37,169,127       37,169         45,000         45

Issuance of Common Stock for Services

  Rendered at Prices between $.21 and $1.52
per Share                                                  385,342          385             -          -

Sales of Shares a $.13 to $.65 per Share                 2,120,867        2,121             -          -

Fair Value of Options Issued to Consultants                     -            -              -          -

Fair Value of Options Issued on Settlement                      -            -              -          -

Issuance of  Common Stock for Exercise of
Options                                                    140,000          140             -          -

Issuance of Common Stock Upon Conversion of
  Preferred Stock                                       15,000,000       15,000        (15,000)       (15)

Net Loss                                                        -            -              -          -

Balance December 31, 2000                               54,815,336      $54,815         30,000      $  30
                                                       ============   ===========   ============   ===========

                          DEFICIT
                         ACCUMULATED
     ADDITIONAL            DURING                                                       STOCKHOLDERS'
      PAID-IN            DEVELOPMENT         SUBSCRIPTION           TREASURY                EQUITY
      CAPITAL               STAGE             RECEIVABLE             STOCK               (DEFICIENCY)
-------------------- -------------------  ------------------- -------------------- ------------------------

 $  1,157,795           $ (607,644)           $  (521,550)        $ (600)                 $  55,990

    (450,000)                   -                 450,000             -                     (3,000)

          -                     -                  27,476             -                     27,476

     659,294                    -                      -              -                    663,970

     690,156                    -                      -              -                    692,174

     176,415                    -                      -              -                    177,078

       2,063                    -                      -              -                     2,063

          -               (952,276)                    -              -                  (952,276)
   ------------         ------------               ------------   ------------        ------------

   2,235,723            (1,559,920)               (44,074)          (600)                 663,475

     420,375                    -                      -               -                  421,689

      60,883                    -                      -               -                   61,174

   1,754,100                    -                      -               -                1,755,000

      99,500                    -                      -               -                  100,000

     333,332                    -                      -               -                  333,332

     902,194                    -                      -               -                 904,057

          -             (3,657,966)                    -               -             (3,657,966)
 ------------         ------------               ------------   ------------        ------------

    ,806,107            (5,217,886)               (44,074)           (600)              580,761

     378,555                    -                      -               -                378,940

   1,095,497                    -                      -               -              1,097,618

     242,031                    -                      -               -                242,031

     870,000                    -                      -               -                870,000

      50,635                    -                      -               -                 50,775

     (14,985)                   -                      -               -                     -

          -             (3,941,952)                    -               -             (3,941,952)

 $ 8,427,840          $ (9,159,838)             $ (44,074)         $ (600)           $ (721,827)

                      JACOBSON RESONANCE ENTERPRISES, INC.
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF CASH FLOWS
                                                                                                                 For the Period From
                                                                                                                   June 4, 1996
                                                                                  For the Year Ended                 (Inception)
                                                                                      December 31,                      To
                                                                               2000                 1999          December 31, 2000
                                                                         ------------------  -----------------  --------------------
                                                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
    Net Loss                                                               $ (3,941,952)       $ (3,657,966)         $ (9,159,838)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        From (Used in) Operating Activities:
            Depreciation                                                         34,990              13,707                56,438
            Amortization                                                             -                7,742                 7,742
            Allowance for Doubtful Amounts Due from Officer/Shareholder         200,000                  -                200,000
            Write off of Licensing Costs                                             -              126,582               126,582
            Fair Value of Common Stock Issued for Services Rendered             378,940             421,689               990,709
            Fair Value of Common Stock Issued for Interest Expense                   -                6,649                 6,781
            Stock Issued for Conversion of Warrants Attributed to Interest           -            1,754,100             1,754,100
            Beneficial Conversion Feature of Debentures                              -              333,332               333,332
            Fair Value of Options Issued                                      1,112,031                  -              1,114,094

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                                 (21,688)                 -                (21,688)
            Prepaid Expenses and Other                                          (10,920)            (10,683)              (42,237)
            Accounts Payable and Accrued Expenses                                27,196             104,378               175,350
            Litigation Settlement Payable                                     1,000,000                  -              1,000,000
            Deposits                                                                 -                2,600                (1,395)
                                                                            ------------           ------------        ------------

Net Cash Flows Used in Operating Activities                                  (1,221,403)           (897,870)           (3,460,030)
                                                                            ------------           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Purchase of  Property and Equipment                                       (107,135)            (121,898)             (245,268)
    Advances to Officers                                                      (250,000)                                  (250,000)
    Payment for Licensing Costs                                                     -               (34,784)             (126,582)
                                                                            ------------           ------------        ------------

Cash Flows Used in Investing Activities                                       (357,135)            (156,682)             (621,850)
                                                                            ------------           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
    Purchase of Treasury Stock                                                                           -                  (600)
    Proceeds from Note Payable                                                                           -                 60,000
    Proceeds from Issuance of Debentures                                                            890,490               890,490
    Proceeds from Exercise of Warrants                                                                  900                   900
    Proceeds from Exercise of Options                                           50,775                                     50,775
    Proceeds from Common Stock to be Issued                                     69,397                                     69,397
    Proceeds from Issuance of Common Stock
        From Subscription Receivable                                                                     -                653,976
    Proceeds from Issuance of Common Stock                                   1,097,618              100,000             2,575,712
                                                                            ------------           ------------        ------------

Net Cash Flows Provided by Financing Activities                              1,217,790              991,390             4,300,650
                                                                            ------------           ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                          (360,748)             (63,162)              218,770

Cash and Cash Equivalents - Beginning of Period                                579,518              642,680                    -
                                                                            ------------           ------------        ------------

Cash and Cash Equivalents - End of Period                                   $  218,770           $  579,518           $   218,770
                                                                            ============           ============        ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
-------------------------------------------

    Issuance of Common Stock for Repayment of Debt                          $       -            $   60,000           $    60,000
                                                                            ============         ==============       ============

    Subscriptions Receivable for Issuance of Common Stock                   $       -            $       -            $   698,050
                                                                            ============         ==============       ============

    Conversion of Debentures into Common Stock                              $       -            $1,000,000           $ 1,000,000
                                                                            ============         ==============       ============

                      JACOBSON RESONANCE ENTERPRISES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    OPERATION AND SUMMARY   The Company was incorporated on March 6, 1988
                              in the state of Nevada as Pioneer Services
      OF SIGNIFICANT          International, Ltd. ("Pioneer"). The Company is
                              in the development stage and its purpose was to
      ACCOUNTING POLICIES     locate suitable business ventures to acquire.  On
                              June 4, 1996, the board of directors of Pioneer
                              voted to acquire 100% of the outstanding shares of
                              Jacobson Resonance Machines, Inc. in exchange for
                              the issuance of 57,220,000 shares of its common
                              stock. The Company and Jacobson Resonance
                              Machines, Inc. had no activity prior to the
                              acquisition. In 1998, the Company changed its name
                              to Jacobson Resonance Enterprises, Inc.

                              As a result of the exchange of stock, the former
                              stockholders of Jacobson Resonance Machines,
                              Inc. owned 57,220,000 restricted common shares or
                              92% after the recapitalization of the Company.
                              Accordingly, this transaction was treated, for
                              financial reporting purposes, as a reverse
                              acquisition in which Jacobson Resonance Machines,
                              Inc. was recapitalized by providing 4,905,000
                              shares of Pioneer Services International, Ltd.
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

                              The Company is in the development stage and its
                              operations are subject to all of the risks
                              inherent in an emerging business enterprise. The
                              accompanying financial statements have been
                              prepared assuming the Company will continue as a
                              going concern. As shown in the financial
                              statements, the Company has a stockholders'
                              deficiency and has incurred losses of $3,941,952
                              and $3,657,966 for the years ended December 31,
                              2000 and 1999, and $9,159,838 since its inception
                              in 1996. The Company has had limited revenue
                              during those years. There is no assurance that the
                              Company will not encounter substantial delays and
                              expenses related to financing the successful
                              completion of its product development and
                              marketing efforts and/or other unforeseen
                              difficulties. The Company will be required to
                              expand its management and administrative
                              capabilities in order to manage the aforementioned
                              items as well as respond to competitive
                              conditions, and will require additional funds. The
                              Company may seek such funds through additional
                              equity financing, debt financing, collaborative
                              arrangement or from other sources.Such funds may
                              not be available on terms acceptable to the
                              Company. These factors indicate that the Company
                              may not be able to continue as a going concern.
                              Based on the Company's current plans and
                              assumptions, the Company believes its cash on-hand
                              and planned subsequent financing will be
                              sufficient to fund its anticipated operations
                              through fiscal 2001 and that it will be successful
                              in marketing related resonance products. The
                              financial statements do not include adjustments
                              relating to the recoverability and classification
                              of recorded assets.

                              Net loss per common share is based upon the
                              weighted-average number of common  shares
                              outstanding during the year. Potential common
                              stock is excluded from the computation of net loss
                              per share since their inclusion would be
                              antidilutive.

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

                              The Company has elected to apply Accounting
                              Principles Board "APB" Opinion No. 25 and the
                              related interpretations in accounting for its
                              common stock options issued to employees and has
                              adopted the disclosure only provisions of SFAS No.
                              123 Accounting for Stock-Based Compensation.

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

 2.    PROPERTY AND EQUIPMENT:Property and equipment at December 31, 2000, at cost, consists of:

                                                                                                         Depreciation/
                                                                                                          Amortization
                                                                                                           Period

                              ------------------------------------------------------------------------------------------------------
                              Furniture and fixtures                                       $ 37,688       3 to 5 years
                              Resonance equipment                                           207,580            5 years
                              ------------------------------------------------------------------------------------------------------
                                                                                            245,268
                              Less accumulated depreciation                                 (56,438)
                              ------------------------------------------------------------------------------------------------------
                                                                                           $188,830
                              ======================================================================================================

                              Depreciation expense for the years ended December
                              31, 2000 and 1999 amounted to $34,990 and $13,707,
                              respectively.

3.    SUBSCRIPTION            The Company has a note receivable in the amount of
      RECEIVABLE:             $44,074 for the outstanding balance due for a
                              subscription receivable that has been treated as
                              a reduction of stockholders' equity.

4.    COMMITMENTS AND         The Company is currently leasing office space
      CONTINGENCIES           in Juno Beach, Florida pursuant to a
                              non-cancelable operating lease, which expires
                              August 2001 at a rate of $1,150 per month. The
                              Company also leases office space under a
                              non-cancelable operating lease in Boynton Beach,
                              Florida at the rate of $6,100 per month through
                              March 2005. Rent expense for the years ended
                              December 31, 2000 and 1999 amounted to $88,022 and
                              $101,029, respectively.

                              The approximate minimum lease payments are as
                              follows:

                              Year ending December 31,

                                          2001                     $87,000
                                          2002                      73,000
                                          2003                      73,000
                                          2004                      73,000
                                          2005                      18,000
                                        --------------------------------------
                                                                 $324, 000
                                        ======================================
5.    STOCK OPTION PLAN:    In November 1998, the Company's board of directors
                            approved the 1998 Stock Option Plan (the "Plan").
                            The Plan authorizes the granting of both incentive
                            stock options and nonstatutory stock options up to a
                            total of 10,000,000 shares. The option price for
                            nonstatutory stock options may be less than, equal
                            to, or greater than the market price on the date the
                            option is granted, whereas for incentive stock
                            options, the price will be at least 100% of the fair
                            market value. Compensation expense, representing the
                            difference between the exercise price and the fair
                            market price at date of grant, is recognized over
                            the vesting or service period. For all the periods
                            presented all of the options were granted at an
                            exercise price equal to the fair market value of the
                            Company's common stock at the date of grant. The
                            board of directors granted 1,903,500 options to
                            eligible persons. The right to exercise the options
                            vests annually as follows:

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

                              A summary of the status of the Company's options
                              under the Plan as of December 31, 2000 and 1999,
                              and changes during the years then ended, is
                              presented below:
                                                                         2000                         1999

                              -----------------------------------------------------------------------------------------
                                                                                Weighted-                   Weighted-
                                                                   Number        Average       Number        Average
                                                                     of         Exercise         of         Exercise
                                                                   Shares         Price        Shares         Price
                              -----------------------------------------------------------------------------------------
                              Outstanding at beginning
                               of year                              998,500      $. 29        608,500          $.35

                              Granted                               905,000      $. 92        390,000          $.20

                              Exercised                            (140,000)     $. 35

                              -----------------------------------------------------------------------------------------
                                 Outstanding at end of year       1,763,500      $. 61        998,500         $ .29
                              =========================================================================================

                              Options exercisable at
                               year-end                           1,172,150      $. 56        681,800         $ .31
                              =========================================================================================

                              Weighted-average fair
                              =========================================================================================
                               value of options granted
                              =========================================================================================
                               during the year                 $    438,133                $   72,618
                              =========================================================================================

                              The weighted average fair value per share
                              calculated using the Black-Scholes method for
                              options granted during the years ended December
                              31, 2000 and 1999 amounted to $.48 and $.19.

                              The following table summarizes information about
                              fixed stock options under the Plan outstanding at
                              December 31, 2000:

                                                               Options Outstanding               Options Exercisable
                                                                    Weighted-
                                                                     Average     Weighted-                    Weighted-
                                                                    Remaining     Average                      Average
                                Range of            Number        Contractual   Exercise        Number       Exercise
                              Exercise Prices      Outstanding        Life         Price       Exercisable      Price
                             ------------------------------------------------------------------------------------------

                              $.20 - $.35             923,500          3.00      $.29             752,150         $.29

                              $.50                    340,000          4.50      $.50             170,000         $.50

                              $1.28                   500,000          4.50        $1.28          250,000        $1.28
                              -----------------------------------------------------------------------------------------

                                                    1,763,500                                   1,172,150
                              =========================================================================================

                          In December 2000, in connection with the settlement
                          described in Note 7, the Company authorized the
                          issuance to the Company's major shareholder/officer of
                          6,000,000 warrants to purchase the Company's common
                          stock at $.30 per share. The warrants expire in 2008.

                          Had compensation expense for the Company's stock
                          option plans and the warrants issued to the
                          shareholder/officer been determined based on the fair
                          value of the options at the grant dates, consistent
                          with SFAS No. 123 the Company's net loss and net loss
                          per share amounts would have been as follows:

                              December 31,                                                  2000                  1999
                            --------------------------------------------------------------------------------------------

                              Net loss:
                                As reported                                          $(3,941,952)       $   (3,657,966)

                                Pro forma                                             (6,120,085)           (3,730,584)

                              Basic and diluted
                                loss per share:

                                  As reported                                           $(.08)                   $(.11)

                                  Pro forma                                              (.13)                    (.11)
                            --------------------------------------------------------------------------------------------

                           The fair value for these options  was estimated
                           at the date of grant using a  Black-Scholes option
                           pricing model with the following weighted-average
                           assumptions for the years ended December 31, 2000 and
                           1999, respectively,  risk-free interest rates of
                           6.0% and 6.3%, dividend yields of 0% and 0%,
                           volatility factors of the  expected market price of
                           the  Company's common stock of 142.85% and 243.41%,
                           and an expected life of the options of five years.

                           The  Black-Scholes option  pricing model was
                           developed for use in estimating  the fair value of
                           traded options which have no vesting  restrictions
                           and are fully transferable.  In addition,  option
                           pricing models require  the  input  of  highly
                           subjective  assumptions including  the  expected
                           stock  price volatility. Because the Company's
                           employee stock options have characteristics
                           significantly  differentfrom those of traded  options
                           and because changes in the subjective  input
                           assumptions  can materially affect the fair value
                           estimate, in management's pinion the existing models
                           do not necessarily provide a reliable single measure
                           of the fair value of its employee stock options.

                           On January 2, 2001, the Company issued 525,000
                           stock options  at $.22 per share to employees  and
                           consultants.  Of the 525,000 options issued, 305,000
                           have been issued to non-employees and have been
                           valued  using the  Black-Scholes  option  pricing
                           model.  Accordingly,  in  January  2001, the Company
                           recorded a charge to operations of $63,166.

6.       STOCKHOLDERS' EQUITY:During  May  1997,  the  Company's  board of directors  authorized  the  conversion  of
                              45,000,000  shares of its common stock into 45,000
                              shares of its Preferred Stock.  These shares
                              belonged to the Company's  president.  The shares
                              were converted at a conversion rate of 1 share of
                              Preferred  stock for 1,000 shares of common stock.
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
                              in 2000.

                              In addition,  the Company  issued an aggregate of
                              142,857  options to purchase common shares during
                              the 1998 year at $.35 per share (the quoted market
                              value) for a three-year period  ended  October 15,
                              2001.  The  value of the  options  using  the
                              Black-Scholes formula amounted to $37,142 and was
                              charged to operations.

                              At various dates during the year ended December
                              31, 1999, the Company issued  1,313,903
                              common  shares  for  services.   The  services
                              for consultants   and  for  officers'compensation
                              were charged to  operations  and have been
                              recorded at the quoted market value at the date of
                              issuance which aggregated $421,689.

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

                              In 1999, the Company issued  $1,000,000 in 2%
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
                              63,892 shares of common stock;  August 6, 1999,
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
                              shares of its common  stock to an investor at the
                              price of $.20 per share.  Payments for such shares
                              began in 1999 and were to  continue  to be made to
                              the  Company at various times in 2000. As of
                              December 31, 1999,  this investor had purchased
                              500,000  shares of common stock for $100,000.  In
                              addition,  the Company granted this investor an
                              option to purchase  2,222,222 shares of its common
                              stock at a price of $.45 per share. This option
                              requires  the  investor to advise the  Company of
                              his intent to  exercise  the option by January 31,
                              2001,  and  exercise  and  execute  the option on
                              or before  June 30, 2001 according to a defined
                              schedule.  During February 2000, the investor
                              purchased 300,000 shares for an  aggregate of
                              $60,000. The investor did not notify the Company
                              of his intention  to  exercise  the  options.
                              Accordingly, the Company has cancelled the
                              options.  In the Company's opinion, this investor
                              has not met defined  terms of the agreement and
                              the Company does not intend to issue any
                              additional  shares  under this agreement.

                              In addition to the foregoing,  between January and
                              April 2000 the Company sold 1,670,867 shares of
                              common stock for an aggregate of  $1,017,618
                              pursuant to private  placements. In connection
                              with certain of the sales,  the Company granted an
                              aggregate of 1,241,117 options to purchase
                              1,241,117  shares of which 307,693  options are
                              exercisable at $.85 and 933,424 at $.90 per share.

                              Between,  February and April 2000,  the Company
                              issued 335,342 shares of common stock to employees
                              and consultants for services.  The Company has
                              recorded a charge to operations for the fair value
                              of these shares on the dates of their  issuances,
                              which amounted to $368,000.

                              On April 4, 2000 the Company issued  options to
                              purchase  599,000 shares of common stock to
                              employees and consultants. These options are
                              exercisable at $1.28 per share. Of  the  599,000
                              options issued, 99,000 have been granted  to
                              non-employees  and have been valued using the
                              Black-Scholes option pricing model which has
                              resulted in a charge to operations of $55,301.

                              On September 15, 2000, the Company  issued options
                              to purchase  690,000 shares of common stock to
                              employees and consultants at an option price per
                              share of $.50. Of the 690,000 options issued,
                              350,000 have been issued to non-employees  and
                              have been valued using  the  Black-Scholes option
                              pricing model which has resulted in a charge  to
                              operations of $143,500.

                              In August 2000 the Company increased its
                              authorized shares to 300,000,000.

                              On  December 5, 2000, the Company issued  options
                              exercisable at $.32 to purchase 215,000 shares of
                              common  stock to employees  and  consultants.  Of
                              the total  issued, 150,000 have been issued to
                              non-employees  and have been valued using the
                              Black-Scholes option pricing model which has
                              resulted in a charge to operations of $43,230.

                              Additionally,  the Company  issued  40,000 shares
                              of common stock for an aggregate of $16,000 on
                              February 16, 2000 and 100,000 shares of common
                              stock for an aggregate  of $34,775 on May 9, 2000
                              upon exercise of outstanding options.

                              In October 2000, the Company sold 150,000 shares
                              of its common  stock for $20,000 pursuant to the
                              terms of an agreement.

                              Pursuant to a private placement memorandum,  the
                              Company collected $69,397 in the third quarter of
                              2000 for 165,232 shares of common stock to be
                              issued.

                              On December 18, 2000, the Company  issued 50,000
                              shares of common stock to employees and
                              consultants for services rendered. The Company has
                              recorded a charge to operations for the fair value
                              of these shares on the date of issuance  which
                              amounted to $10,940.

                              See Note 5 for warrants  granted to
                              shareholder/officer and Note 7 for warrants issued
                              in conjunction with litigation of principal
                              shareholder.

                              The  following  is a summary of  changes in
                              outstanding warrants and of options (not included
                              under the Plan) issued in connection  with debt
                              offerings and other services during the period
                              ended December 31, 1999 and December 31, 2000.

                                                                     2000                            1999

                                                                         Weighted-                          Weighted-
                                                           Number         Average           Number          Average
                                                               of         Exercise              of          Exercise
                                                           Shares            Price          Shares            Price
                            --------------------------------------------------------------------------------------------
                              Outstanding at beginning
                              of year                       4,423,438        $.45         2,201,216       $  .44

                              Granted                      10,840,117        $.38         3,122,222       $  .32

                              Exercised                             -                      (900,000)      $ .001

                              Cancelled                    (2,222,222)       $.36                -            -
                            --------------------------------------------------------------------------------------------

                              Outstanding at end of year   13,041,333        $.39         4,423,438       $  .45
                            ============================================================================================

                              Of the total  warrants  outstanding  at December
                              31, 2000,  4,041,333  expire on various dates from
                              2003 through 2005 and 9,000,000 expire in 2008.

7. DUE FROM OFFICER/          During the second quarter,  the Company loaned
   SHAREHOLDERS AND           $200,000 to the majority  stockholder and officer.
   SETTLEMENT OF              The loan bears interest at the prime rate.  The
   LITIGATION:                loan and any interest  accrued on the loan are due
                              on May 13, 2002. The officer had declared personal
                              bankruptcy which the court  dismissed  and
                              accordingly  at December 31, 2000 the Company has
                              recorded an  allowance for doubtful accounts for
                              the entire balance.

                              The  majority  stockholder  and officer of the
                              Company was involved in  litigation.  The
                              litigation was settled which required him to
                              transfer  12,000,000 shares of common stock of the
                              Company to the plaintiffs.  In addition,  the
                              settlement required the stockholder and officer to
                              submit to the  Company  the  licensing  rights to
                              patents  owned by this officer and the plaintiffs.

                              As part of the settlement,  in December 2000 the
                              plaintiffs  gave the Company  licensing rights to
                              various patents.  The Company also gave these
                              plaintiffs  warrants to purchase 3,000,000 shares
                              of common  stock at $.30 per share  through  April
                              2008. The warrants have been valued using  the
                              Black-Scholes option pricing model with the value
                              of $870,000 attributable to the warrants charged
                              to operations.

                              The stockholder  and the Company  negotiated and
                              the stockholder received warrants to purchase
                              6,000,000 shares of the Company's stock at $.30
                              per share. These warrants have been valued at
                              $1,740,000 using the Black-Scholes  pricing model
                              and are reflected on a pro forma  basis in Note 5.
                              In connection with this settlement and based upon
                              approval of the Company's  Board of Directors and
                              the Agreed Order Dismissing Case and Providing
                              Relief from the Automatic Stay (Dr. Jacobson's
                              personal bankruptcy) both Dr. Jacobson and the
                              Company agreed to pay the plaintiffs the sum of
                              $1,000,000 by July 15, 2001 (as  amended).
                              Accordingly, the Company who was not previously a
                              party to this litigation accrued and charged
                              operations $1,000,000 at December 31, 2000.

                              During the second quarter another officer
                              received a loan of $50,000 from the Company. This
                              loan bears interest at the rate of 6.5% per annum.
                              The loan was due September 10, 2000 and has been
                              extended  to January 6, 2002.  The loan is secured
                              by this officer's common stock of the Company.

8.    INCOME TAXES:           The Company has net operating loss carryforwards
                              of approximately  $5,787,000 available to reduce
                              future taxable income which expire in various
                              years through 2020.

                              The utilization of the net loss  carryforwards may
                              be limited as a result of cumulative changes in
                              the Company's stock ownership.

                              Deferred income taxes reflect the impact of net
                              operating loss carryforwards. In recognition of
                              the uncertainty regarding the ultimate amount of
                              income tax benefits to be derived from the
                              Company's net operating loss carryforwards, the
                              Company has recorded a valuation  allowance  for
                              the entire amount of the deferred tax asset. The
                              deferred income tax asset is comprised of the
                              following at December 31, 2000:

                              Gross deferred tax asset resulting from net operating
                               loss carryforwards                                                $  1,968,000
                              Valuation allowance                                                  (1,968,000)

                              ---------------------------------------------------------------------------------
                              Net deferred income tax asset                                      $       - 0 -
                              =================================================================================

                              The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                              December 31,                                                     2000          1999
                              ---------------------------------------------------------------------------------

                              Federal income tax rate                                         (34.0)%       (34.0)%

                              Valuation allowance on net operating loss carryforward           34.0          34.0

                              ---------------------------------------------------------------------------------
                              Effective income tax rate                                           0%            0%
                              =================================================================================

8.    SUBSEQUENT EVENTS:      In the first quarter of 2001,  the Company  issued
                              808,144 shares of common stock which included,
                              165,232 shares issued for the $69,397 of deposits
                              on common stock, 433,800 shares at $.25 related to
                              a private placement  and 210,112  shares under a
                              continuing agreement for endorsement.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in nor disagreements with accountants.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of the Directors and
Executive Officers of the Company, as well as the positions held by such persons:

         Name                        Age               Position (1)

         Dr. Jerry I. Jacobson (2)  55        Chairman of the Board, President
                                              and Chief Executive Officer

         Alfonso Serrato            56        Director

         Debra M. Jacobson (2)      49        Senior Vice President and Director

         Sidney Paul Martin         43        Director

         Frank A. Chaviano          52        Senior Vice President and Chief
                                              Operating Officer
___________________

(1)      All Directors and Officers are elected for terms of one year and until their successors have been elected and qualified.  Vacancies in the existing Board are filled by majority vote of the remaining Directors.
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
and D.M.D degrees from Temple University. He has also received extensive informal training in physics after auditing 25 courses at different universities in the New York City metropolitan area. Dr. Jacobson has also been a student of Albert Einstein's work throughout his life. Since his discovery of a new law of nature, Dr. Jacobson has focused his science, denoted as
Jacobson Resonance, on medical therapy for more than a decade. His publishing credits include more than 60 articles, more than 15 abstracts, three book chapters and two books. He holds seven issued, allowed or pending United States of America patents, for three of which there are currently patents issued or pending in 75 foreign countries.

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

         DEBRA M. JACOBSON has been a Director, the Treasurer and the Secretary of the Company since August 1996 and Senior Vice President of the Company since
September 1999. She has been married to Dr. Jacobson and served as his private secretary for approximately 25 years. As Dr. Jacobson has suffered from glaucoma for over 20 years, Ms. Jacobson has been invaluable as a research assistant and editor. Previously, Ms. Jacobson worked as a flight attendant for
Eastern Airlines and as a secretary. She is a graduate of the prestigious
Katherine Gibbs SecretarialSchool in New York, New York.

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

         SIDNEY PAUL MARTIN has been a Director of the Company since January 8,
2001. Mr. Martin is a well-known and respected agric-business entrepreneur with multiple farms and interests in timber, land and cattle. A former educator, he holds Bachelor's and Master's degrees from Mississippi State University. Mr.
Martin's family farms have long been recognized for quality management and conservation practices throughout the southeastern United States. Mr. Martin is a registered securities dealer and is associated with Carlton Associates,
NASDAQ, for the last five years.

ITEM 10.  EXECUTIVE COMPENSATION

         Dr. Jacobson, the Company's Chief Executive Officer, does not receive any cash compensation from the Company. None of the executive officers of the
Company received more than $119,000 cash in annual salary and bonus in any of the last three full fiscal years of the Company.  However, Dr. Jacobson and each of the other directors and executive officers of the Company have received various stock issuances and stock option grants from the Company. During 2000, the Company advanced $200,000 to Dr. Jacobson. The Company provided an allowance for the entire balance on the December 31, 2000 balance sheet.  Please see
"Item 11: Security Ownership of Certain Beneficial Owners and Management."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 3, 2001, the beneficial ownership of the voting securities of the Company by each person beneficially owning more than 5% of such securities, by each of the directors and executive officers of the Company, and by the directors and executive officers of the Company as a group.

Name and Address of                                     Amount and Nature of
Beneficial Owner (1)                                  Beneficial Ownership (2)

Dr. Jerry I. Jacobson                                 30,000 shares of Series A
                                                 Convertible Preferred Stock (3)

                                           11,592,146 shares of common stock (4)

Alfonso Serrato                                       1,020,495 (5)

Debra M. Jacobson                                     1,893,628 (6)

Frank A. Chaviano                                       385,294 (7)

Sidney Paul Martin                                       60,000

Eric and Vanessa Hewko                                6,000,000 (8)
761 Doris Road South
North Palm Beach, FL 33408

Hewko/Casey Investments                               6,000,000 (8)
515 N Flagler Drive, 19th Floor
West Palm Beach, FL 33401

All directors and executive officers                 14,951,563
as a group (5 persons)
_______________________________

(1)      The address of each director or executive officers in the table is c/o
         Jacobson Resonance Enterprises, Inc., 8200 Jog Road, Suite 100,
         Boynton Beach, FL 33437.

(2)      For all entries in the table other than the one for Dr. Jerry I.
         Jacobson, the figures represent beneficial ownership of shares of the
         Company's common stock.

(3)      Each share of the Series A Convertible Preferred Stock is entitled to
         1,000 votes on all matters submitted to a vote of the Company's shareholders. As a result, Dr. Jacobson controls 51% of the combined voting power of the Company's outstanding shares of preferred and common stock. The Series A Convertible Preferred Stock is not entitled to any dividends and has a liquidation preference equal to its par value, which is a total of $30.00. At the option of Dr. Jacobson, up to one-third of the outstanding shares of the Series A Convertible
         Preferred Stock can be converted into shares of the Company's common stock beginning in May of the years 2001 and 2002.  The conversion ratio is 1,000 shares of common stock for each share of preferred stock.

(4)      This figures includes 11,592,146 shares owned of record by Dr. Jacobson and 700,000 shares which are owned by Dr. Jacobson's children.
         Together, Dr. and Ms. Jacobson and children beneficially own 13,485,774 shares, or 24% of the outstanding shares of the Company's common stock.
         This figure excludes 200,000 shares owned of record by the
         Perspectivism Foundation, of which Dr. Jacobson is the founder and a director. Dr.Jacobson disclaims any beneficial interest in those shares. In addition, Dr. Jacobson received 6,000,000 warrants (the
         "Warrants") for assignment of his two-thirds interest in a patent relating to Therapeutic Treatment of Mammals. The Warrants must be adjusted in the event of merger, consolidation,
         recapitalization, reorganization, stock split or stock dividend.
         Such events have not occurred since the issuance of the Warrants.

(5)      This figures includes 1,020,495 shares owned of record by Mr. Serrato,
         542,857 shares subject to warrants held by Mr. Serrato, and 29,000 shares subject to options granted to Mr. Serrato.  This figure excludes
         12,000 shares subject to options granted to Mr. Serrato. It also excludes 28,571 shares owned of record by Mr. Serrato's wife and 28,571 shares subject to warrants held by her.  Mr. Serrato disclaims any beneficial interest in those shares.

(6)      This figure includes 597,200 shares owned of record by Mrs. Jacobson and 130,000 shares subject to options granted to Ms. Jacobson. This figure excludes 50,000 shares subject to options granted to Ms.
         Jacobson. It also does not include beneficial ownership of shares of the Company's common stock by Dr. Jerry I.Jacobson, the husband of Ms.
         Jacobson, as to which shares Ms. Jacobson disclaims any beneficial interest. Together, Dr. and Ms. Jacobson and children beneficially own
         13,485,774 shares, or 24% of the outstanding shares of the Company's common stock. This figure also excludes 275,000 shares owned of record by the Perspectivism Foundation, to which Ms. Jacobson donated the shares and of which Ms. Jacobson is a director. Ms. Jacobson disclaims any beneficial interest in those shares.

(7)      This figure includes shares owned of record by Mr. Chaviano and shares subject to options granted to Mr. Chaviano. It excludes 100,000 shares subject to options granted to Mr. Chaviano.

(8)      Eric and Vanessa Hewko and Hewko/Casey Investments also own an aggregate of 3,000,000 Warrants for a one-third interest in a patent relating to Therapeutic Treatment of Mammals. The Warrants must be adjusted in the event of merger, consolidation, recapitalization, reorganization, stock split or stock dividend.
         Such events have not occurred since the issuance of the Warrants.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Company is the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the majority owner of all patents issued or filed. Dr. Jacobson is also the majority owner of all relevant Jacobson
         Resonance intellectual property. The Company has extended the exclusive rights to pursue whatever  applications of Jacobson Resonance that it wants through 2007. In return, the Company is obligated to pay
         Dr. Jacobson a 3% or 4% royalty on revenues, depending upon the application.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.

(b)      Reports on Form 8-K: The Company did not file any Current Reports on
         Form 8-K during the fiscal quarter ended December 31, 2000.

                                   EXHIBIT INDEX

Exhibit               Exhibit
Number               Description

3.1               Articles of Incorporation, as amended *
3.2               Bylaws, as amended *
4.1               Specimen Common Stock Certificate *
4.2               Specimen Series A Convertible Preferred Stock Certificate *
4.3               Specimen 1998 Warrant Agreement *
4.4               Specimen 1998 Placement Agent Warrant Agreement *
4.5               Specimen 2% Convertible Debenture *
10.1              Patent License Agreement Dated October 6, 1999, Between Dr.
                  Jerry I. Jacobson and the Company *
10.2              License Agreement Dated February 23, 1999, Between the Company
                  and Serrato Enterprises L.L.C. *
10.3              1998 Stock Option Plan *
10.4              License Agreement Dated October 15, 1999, Between the Company
                  and Serrato Enterprises L.L.C. **
10.5              Distribution Agreement Dated December 29, 1999, Between the
                  Company and Akron Bio-Medical Corporation **
10.6              License Agreement Dated December 29, 1999, Between the Company
                  and ABM Manufacturing, Inc. **
10.7              License Agreement Dated December 31, 1999, Between the Company
                  and REALPURE Beverage Group, LLC **
10.8              License Agreement Dated August 27, 2000, Between the Company
                  and Enviro Wood Fibre Block & Brick, Inc.
27                Financial Data Schedule

-----------------------------
*    Filed as Exhibits to the Company's Form 10-SB filed on October 27, 1999.
**  Filed as Exhibits to the Company's Form 10K-SB filed on April 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Date: April 3, 2001       JACOBSON RESONANCE ENTERPRISES, INC.
                  (Registrant)

                                            By:  /s/  JERRY I. JACOBSON
                                               ---------------------------------
                                             Jerry I. Jacobson, Chairman of the
                                              Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

                  Date: April 3, 2001       By:  /s/  JERRY I. JACOBSON
                                               ---------------------------------
                                        Jerry I. Jacobson, Chairman of the Board
                                                     and Chief Executive Officer

                  Date: April 3, 2001       By:  /s/  DEBRA M. JACOBSON
                                       -----------------------------------------
                                        Debra M. Jacobson, Director, Senior Vice
                                              President, Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)