Form 10QSB
period 2001-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2001-05-18
CIK 1089393

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Nevada                              65-0684400
         State or other jurisdiction of               I.R.S. Employer
         incorporation or organization               Identification No.

             8200 Jog Road, Suite 100, Boynton Beach, Florida 33437
                          (Address of Principal Executive Office)

                                 (561) 477-8020
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X           No ___

The  number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 2001 was 55,636,298 shares.

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                      INDEX

                                                                           Page

PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                  Certified Public Accountant's Review Report

                  Balance Sheet _ March 3, 2001

                  Statement of Operations for the Three Months Ended
                  March 31, 2001 and 2000 and for the Period from
                  Inception to March 31, 2001

                  Statement of Changes in Stockholders' Equity from
                  Inception to March 31, 2001

                  Statement of Cash Flows for the Three Months Ended
                  March 31, 2001 and 2000 and for the Period from
                  Inception to March 31, 2001

                  Notes to Financial Statements

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II    OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 2.  CHANGES IN SECURITIES

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                           FORWARD LOOKING STATEMENTS

        When used in this report, the words "may, will, expect, anticipate, continue, estimate, project or intend" and similar expressions identify forward-
looking statements within the meaning of Section 27A of the Securities Act of
1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations,"
"Management's Discussion and Analysis of Financial Condition and Results of
Operations," and the financial statements and their associates notes.

Important factors that may cause actual results to differ from projections include, for example:

         o  the success or failure of management's efforts to implement their business strategy;
         o  our ability to protect our intellectual property rights;
         o  our ability to compete with major established companies;
         o  our ability to attract and retain qualified employees; and
         o  other risks which may be described in future filings with the SEC.

                      JACOBSON RESONANCE ENTERPRISES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                                            March 31,          December 31,
                                                              2001                2000
                                                          (Unaudited)

CURRENT ASSETS
    Cash and Cash Equivalents                               $ 71,469            $ 218,770
    Accounts Receivable                                       29,085               21,688
    Due from Officer/Shareholder                              50,000               50,000
    Prepaid Expenses and Other                                22,749               42,237
                                                           ------------        -------------

        Total Current Assets                                 173,303              332,695

    Property and Equipment, at Cost,  (Net of Accumulated
        Depreciation of $61,855 and $56,438, respectively)   146,896              188,830

    Deposits                                                   1,395                1,395
    Due from Officer/Shareholder, Net of Allowance for
     Doubtful Amounts of  $200,000
    Deferred Income Tax Asset, Net of Valuation Allowance
     of $2,083,000 and $1,968,000, respectively)

        Total Assets                                       $ 321,594            $ 522,920
                                                         --------------        -------------
                                                         --------------        -------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                  $ 132,819            $ 175,350
    Litigation Settlement Payable                          1,000,000            1,000,000
    Deposits on Common Stock to be Issued                        420               69,397
    Other Liabilities                                         13,000
                                                          --------------       -------------
        Total Current Liabilities                          1,146,239            1,244,747

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000 Shares
       Authorized; Issued and Outstanding, 30,000 Shares          30                  30
    Common Stock, $.001 Par Value, 300,000,000 Shares
       Authorized; Issued and Outstanding, 55,623,480 and
       54,815,336 Shares, respectively                        55,623              54,815
    Additional Paid in Capital                             8,665,228           8,427,840
    Deficit Accumulated During the Development Stage      (9,500,852)         (9,159,838)
    Treasury Stock Common (600,000 Shares at Cost)              (600)               (600)
    Subscriptions Receivable                                 (44,074)            (44,074)
                                                          --------------       --------------

        Total Stockholders' Deficiency                      (824,645)           (721,827)
                                                          --------------       --------------
        Total Liabilities and Stockholders' Deficiency     $ 321,594            $ 522,920
                                                          --------------       --------------
                                                          --------------       --------------

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                      For the Period
                                                                                      from Inception
                                          For the Three Months Ended March 31,         to March 31,
                                             2001             2000                        2001
                                           ----------------------------------------------------------

REVENUES                                  $   7,086           $  2,575                $ 185,829
                                         ------------        -----------             ------------

COSTS AND EXPENSES:
    General and Administrative              389,499            612,206                5,044,091
    Research and Development                 32,702             99,034                  985,083
    Settlement Costs                             -                  -                 1,870,000
    Financing Costs                              -                  -                 2,095,704
                                         ------------        -----------             ------------
        Total Operating Expenses            422,201            711,240                9,994,878
                                         ------------        -----------             ------------
Other Income (Expense)
    Interest Income                           6,899              7,344                  102,280
    Gain on Sales of Resonance Machines      67,202                 -                   205,917
                                         ------------        -----------             ------------
NET LOSS                                 $ (341,014)        $ (701,321)             $(9,500,852)
                                         ============        ===========             ============

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                $   (0.01)         $    (0.02)
                                         ============       ============
    Diluted                              $   (0.01)         $    (0.02)
                                         ============       ============
Shares Used to Compute Net Loss Per Share
    Basic                               55,217,788          37,903,137
                                        ============       ============
    Diluted                             55,217,788          37,903,137
                                        ============       ============

The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period form Inception to March 31, 2001
                                   (Unaudited)

                                                              COMMON STOCK                   PREFERRED STOCK
                                                   --------------------------------    ------------------------
                                                       ISSUED             AMOUNT        ISSUED          AMOUNT
                                                      ---------          ---------     ---------       ----------

 Issuance of Founders Stock at Par $.001            57,220,000          $ 57,220          -              $  -

 Recapitalization - June 4, 1996                     4,905,000             4,905          -                 -

 Issuance of Common Stock at $.10 Per Share         10,000,000            10,000          -                 -

 Issuance of Common Stock at $1.75 Per Share            18,857                19          -                 -

 Purchase of Treasury Stock at Cost                         -                 -           -                 -

 Conversion of Common Stock to Preferred Stock     (45,000,000)          (45,000)     45,000                45

 Net Loss                                                                     -           -                 -
                                                       ---------         ---------    ---------        ---------
 Balance, December 31, 1996                         27,143,857            27,144      45,000                45

 Issuance of Common Stock for Services Rendered at
     Prices Between $.15 and $1.75 Per Share            40,114                40          -                 -

 Issuances of Common Stock from Private Placement at
     Prices Between $.15 and $.25 Per Share            760,000               760          -                 -

 Issuances of Common Stock out of Proceeds of
     Subscription Receivable                                -                 -           -                 -

 Net Loss                                                   -                 -           -                 -
                                                       ---------          ---------     ---------       ----------

 Balance, December 31, 1997                         27,943,971            27,944      45,000                45

Reacquisition of Common Shares and                  (3,000,000)           (3,000)         -                 -
  Collection of Subscription Receivable

Cash Collection of Subscription Receivable                  -                 -           -                 -

Issuance of Common Stock from Private
   Placement at a Price of $.15 per Share            4,675,850             4,676          -                 -

Issuance of Common Stock from Private
   Placement at a Price of $.35 per Share            2,017,999             2,018          -                 -

Issuance of Common Stock for Services
   Rendered at Prices between $.15 and $.35 per Share  663,223               663          -                 -

Fair Value of Options Issued to Consultants                 -                 -           -                 -

Net Loss                                                    -                 -           -                 -
                                                       ---------          ---------     ---------       ----------
Balance December 31, 1998                           32,301,043            32,301      45,000                45

-Continued-

                   DEFICIT
                 ACCUMULATED
 ADDITIONAL        DURING                                           STOCKHOLDERS'
  PAID-IN        DEVELOPMENT      SUBSCRIPTION        TREASURY         EQUITY
  CAPITAL           STAGE          RECEIVABLE          STOCK        (DEFICIENCY)
-------------   -------------    -------------     -----------     ------------

 $ (57,220)         $   -           $   -             $    -          $   -

    (4,905)             -               -                  -              -

   990,000              -         (526,550)                -         473,450

    32,981              -               -                  -          33,000

        -               -               -                (600)          (600)

    44,955              -               -                  -              -
        -         (292,325)             -                  -        (292,325)
-------------   -------------    -------------     -----------     ------------

 1,005,811        (292,325)       (526,550)              (600)       213,525

    12,744              -               -                  -          12,784

   139,240              -               -                  -         140,000

        -               -            5,000                 -           5,000

        -         (315,319)             -                  -        (315,319)
-------------   -------------    -------------     -----------     ------------
 1,157,795        (607,644)       (521,550)              (600)        55,990

  (450,000)             -          450,000                 -          (3,000)

        -               -           27,476                 -          27,476

   659,294              -               -                  -         663,970

   690,156              -               -                  -         692,174

   176,415              -               -                  -         177,078

     2,063              -               -                  -           2,063

        -         (952,276)             -                  -        (952,276)

 2,235,723      (1,559,920)        (44,074)              (600)       663,475

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 For the Period from Inception to March 31, 2001
                                   (Unaudited)

                                                      COMMON STOCK                     PREFERRED STOCK
                                                ---------------------------       ----------------------------
                                                ISSUED               AMOUNT       ISSUED               AMOUNT
                                              -----------           ----------   ---------           ----------

Balance December 31, 1998                   32,301,043               32,301       45,000                 45

Issuance of Common Stock for Services
   Rendered at Prices between $.18 and
    $2.69 per Share                          1,313,903                1,314           -                  -

Issuance of Common Stock  for Repayment
  of Debt                                      291,305                  291           -                  -

Issuance of Common Stock for Exercise
  of Warrants                                  900,000                  900           -                  -

Sales of Shares at $.20 per Share              500,000                  500           -                  -

Beneficial Conversion Feature on
   Convertible Debentures                           -                    -            -                  -

Issuance of Common Stock for
   Conversion of Debentures                  1,862,876                1,863

Net Loss                                            -                    -            -                  -
                                             -----------          ------------   -----------        ------------

 Balance, December 31, 1999                 37,169,127               37,169       45,000                 45

Issuance of Common Stock for Services
  Rendered at Prices between $.21 and
   $1.52 per Share                             385,342                  385           -                  -

Sales of Shares a $.13 to $.65 per Share     2,120,867                2,121           -                  -

Fair Value of Options Issued to Consultants         -                    -            -                  -

Fair Value of Options Issued on Settlement          -                    -            -                  -

Issuance of Common Stock for Exercise
  of Options                                   140,000                  140           -                  -

Issuance of Common Stock Upon Conversion of

  Preferred Stock                           15,000,000               15,000      (15,000)               (15)

Net Loss                                            -                    -            -                  -                                                                     ------------------     ------------------     -----------------
-------------------
                                           -----------          ------------   -----------        ------------
Balance, December 31, 2000                  54,815,336               54,815       30,000                 30

Issuance of Common Stock for Services
  Rendered at Prices between $.30 and
  $.35 per Share                               210,112                  210           -                  -

 Issuances of Common Stock from Private
   Placements at Prices Between $.25 and
   $.42 Per Share                              598,032                  598           -                  -

Net Loss                                            -                    -            -                  -
                                           -----------          ------------   -----------        ------------

Balance, March 31, 2001                     55,623,480          $    55,623       30,000             $   30
                                           ============         ============   ===========        ============

-Continued-

                   DEFICIT
                 ACCUMULATED
  ADDITIONAL        DURING                                          STOCKHOLDERS'
   PAID-IN       DEVELOPMENT     SUBSCRIPTION        TREASURY         EQUITY
   CAPITAL         STAGE           RECEIVABLE         STOCK         (DEFICIENCY)
-------------   -------------   ---------------   --------------   --------------

2,235,723      (1,559,920)          (44,074)           (600)          663,475

  420,375              -                 -               -            421,689

   60,883              -                 -               -             61,174

1,754,100              -                 -               -          1,755,000

   99,500              -                 -               -            100,000

  333,332              -                 -               -            333,332

  902,194              -                 -               -            904,057

       -       (3,657,966)               -               -         (3,657,966)

5,806,107      (5,217,886)          (44,074)           (600)          580,761

  378,555              -                 -               -            378,940

1,095,497              -                 -               -          1,097,618

  242,031              -                 -               -            242,031

  870,000              -                 -               -            870,000

   50,635              -                 -               -             50,775

  (14,985)             -                 -               -                 -

       -       (3,941,952)               -               -         (3,941,952)
-------------   -------------   ---------------   --------------   --------------

8,427,840      (9,159,838)          (44,074)           (600)         (721,827)

   70,938              -                 -               -             71,148

  166,450              -                 -               -            167,048

       -         (341,014)               -               -           (341,014)
-------------   -------------   ---------------   --------------   --------------

$8,665,228    $(9,500,852)       $  (44,074)        $   (600)       $(824,645)
=============   =============   ===============   ==============   ==============

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the Period
                                                                                                   from Inception
                                                            For the Three Months Ended March 31,    to March 31,
                                                                    2001               2000           2001
                                                                  ---------          ---------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (341,014)        $ (701,321)     $ (9,500,852)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
    Depreciation                                                     10,696              9,073            67,134

    Amortization                                                         -                  -              7,742
    Allowance for Doubtful Amounts Due from Officer/Shareholder          -                  -            200,000

    Write off of Licensing Costs                                         -                  -            126,582
    Fair Value of Common Stock Issued for Services Rendered          71,148            328,750         1,061,857
    Fair Value of Common Stock Issued for Interest Expense               -                  -              6,781
    Stock Issued for Conversion of Warrants Attributed to Interest       -                  -          1,754,100

    Beneficial Conversion Feature of Debentures                          -                  -            333,332

    Fair Value of Options Issued                                         -                  -          1,114,094

    Disposition of Fixed Assets                                      31,238                 -             31,238

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                      (7,397)                -           (29,085)
            Prepaid Expenses and Other                               19,488              7,104          (22,749)

            Deposits                                                     -                  -            (1,395)
            Accounts Payable and Accrued Expenses                   (42,531)            12,858          132,819
            Other Liabilities                                        13,000             34,775           13,000                                                                                                                                1,000,000
            Litigation Settlement Payable                                -                  -         1,000,000
                                                                  -----------       ------------     ------------
Net Cash Used in Operating Activities                             (245,372)           (308,761)      (3,705,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                                  -              (47,675)        (245,268)

    Advances to Officers                                                -                   -          (250,000)
(126,582)
    Payment for Licensing Costs                                         -                   -          (126,582)
                                                                  -----------       ------------     ------------
Cash Used in Investing Activities                                       -              (47,675)        (621,850)
                                                                  -----------       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                          -                   -              (600)

    Proceeds from Note Payable                                          -                   -            60,000

    Proceeds from Issuance of Debentures                                -                   -           890,490

    Proceeds from Exercise of Warrants                                  -                   -               900

    Proceeds from Exercise of Options                                   -                   -            50,775
    Proceeds from Common Stock to be Issued                            420             806,725           69,817
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                   -                   -           653,976
    Proceeds from Issuance of Common Stock                          97,651             306,895        2,673,363
                                                                  -----------       ------------     ------------
Net Cash Provided by Financing Activities                           98,071           1,113,620        4,398,721
                                                                  -----------       ------------     ------------
Net Decrease in Cash and Cash Equivalents                         (147,301)            757,184           71,469

Cash and Cash Equivalents - Beginning of Period                    218,770             579,518               -
                                                                  -----------       ------------     ------------
Cash and Cash Equivalents - End of Period                        $  71,469          $1,336,702        $  71,469
                                                                  ===========       ============     ============
NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt                 $      -           $       -         $  60,000
                                                                  ===========       ============     ============
  Issuance of Common Stock for Deposits                          $  69,397          $       -         $  69,397
                                                                  ===========       ============     ============
  Subscriptions Receivable for Issuance of Common Stock          $      -           $       -         $ 698,050
                                                                  ===========       ============     ============                                                                                        $                     $     1,000,000
  Conversion of debentures into common stock                     $      -           $      -         $1,000,000
                                                                  ===========       ============     ============

 The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of
Financial Condition and Results of Operations, contained in the Annual Report on
Form 10-KSB for the year ended December 31, 2000, of Jacobson Resonance
Enterprises, Inc. (the "Company" ) as filed with the Securities and Exchange
Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending
December 31, 2001.

NOTE 2 - STOCKHOLDERS' EQUITY

In January 2001, the Company issued 210,112 shares of common stock at prices between $.30 and $.35 for services which included 165,000 shares under a continuing agreement for endorsement. An aggregate of $71,148 was charged to operations during the quarter.

In March 2001, the Company issued common stock pursuant to two private placements. In the first private placement, the Company issued 198,032 shares of common stock at a price of $.42 per share (Including 165,232 shares for $69,397 received in 2000). The Company still owes 1,000 shares related to this private placement. Under the terms of this private placement, investors received one
Class A warrant which are exercisable at $.63 per common share for a four-year period extending through December 31, 2004 and potentially one Class B warrant which will be issued when and if the Class A warrants are exercised on or before
December 31, 2001 which are exercisable at $.84 per common share for a five-year period extending through December 31, 2005 for each share of common stock purchased.

The Company issued 400,000 shares of common stock at $.25 per share under the terms of the second private placement which has been closed.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF
        OPERATIONS

         Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects"
and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-
looking statements involve known and unknown risks and uncertainties. The
Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the success and subsequent acceptance of new medical research and development; the regulatory framework of the health care industry; the Company's ability to create, sustain, manage or forecast its growth; its ability to attract and retain key personnel; its ability to protect technology; changes in its business strategy or development plans; competition; demographic changes; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

PLAN OF OPERATION

         The Company is in the development stage and has received some revenues from operations during the first quarter of 2001. It incurred losses of $341,014 for the quarter ended March 31, 2001. It has incurred losses of $9,500,852 since its inception. Of that amount, $4,270,164 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered and interest and $985,083 represents monies spent on research and development.

2001 Operations Compared to 2000

         The net loss decreased by approximately $289,039, from December 31,
2000 to March 31, 2001 primarily as a result of a non-cash compensation charge of $328,750 recorded in the three month period ended March 31, 2000 for the issuance of 200,000 shares of common stock to two members of management in lieu of cash. In addition, research and development costs during the three month period ended March 31, 2001 decreased to $32,702 from $99,034 for the three month period ended March 31, 2000.

         In early May 2000, the Company launched its marketing campaign for resonated drinking products at The Brett Favre Forward Foundation Charity
Celebrity Golf Tournament in Biloxi, Mississippi. Brett Favre is the official spokesperson for the resonated Spring Water and Real-Pro Hi-Energy Sports Drink produced by RealPure Beverage Group, LLC, a licensee of the Company. The Company has received limited royalties from RealPure in connection with product sales.
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

         In addition, the Company has received approval and a CE Mark from the
European Union, thus allowing distribution and commercialization of its resonators for chronic pain of the knee (including arthritis) indications. The
Company also received approval by Health Canada in November 2000, allowing the
Company to begin commercialization initiatives in Canada. The first medical centers in Canada became operational prior to the end of first quarter of 2001.
Additional health clearances and approvals have been granted and received by the
Company for use and distribution of resonators in Australia, Mexico, Finland and
Norway. The Company expects FDA approval of its 18-inch clinical Jacobson
Resonator sometime in mid 2001 for treatment of chronic pain from osteoarthritis of the knee, and further approval for treatment of the entire spectrum of chronic pain sometime in late 2001 or early 2002. Receipt of this approval will allow the Company's distribution network to make, market, distribute and sell those clinical products on a commercial basis in the United States of America.
The Company's agricultural and aquacultural initiatives continue to show tremendous potential and interest in the Pan Asian market. As a result, the
Company is working on licensing and joint venture opportunities in the region, from which is expects to generate additional revenue. Research at Texas A&M
University, Mississippi State University and the University of Oklahoma have shown positive results that Jacobson Resonance Technology can beneficially affect the growth cycle of vegetables and fruits. The foregoing combination of events is expected to generate ongoing revenue for the Company and therefore bring it out of the development stage into the operating stage during the middle of 2001.

Additional possible sources of revenue for the Company during fiscal 2001 include the following:

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

         The Company estimates that the currently ongoing university research will require about $460,000 of the Company's funds for the year 2001 for research and development costs. It anticipates continued prototyping of additional models of the Jacobson Resonator for varying uses if additional funds become available for that purpose. It estimates that the costs to the Company of such prototyping will be approximately $150,000.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2001

         The Company's cash on hand at Mach 31, 2001, was $71,469, as compared to $218,770 at December 31, 2000. Revenues for the quarter ended March 31, 2001 were $7,086, as compared to $2,575 for the quarter ended March 31, 2000. The
Company had a net loss of $341,014 for March 31, 2001 as compared to a net loss of $701,321 for March 31, 2000. In 2000, the Company incurred costs of $328,750 in non-cash compensation expense related to the issuance of 200,000 shares of common stock to two members of management in lieu of cash salary. In addition, research and development costs during the three month period ended March 31,
2001 decreased to $32,702 from $99,034 for the three month period ended March
31, 2000.

         Since the beginning of 2001, the Company has received approximately
$98,000 from the sale of securities.  The Company anticipates that its existing resources will be sufficient to fund its plan of operation through 2001. By the latter part of 2001, the Company expects to be generating sufficient revenue to fund its plan of operation. However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing. The Company's year-end financial statements include an explanatory paragraph about the Company's ability to continue as a going concern.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation. The Company nd Dr. Jerry Jacobson are, however, seeking sources of equity financing for the purpose of satisfying the terms and conditions of a settlement agreement with
Eric Hewko and Patrick Casey entered into on March 2, 2001. The amount of the financial obligation pursuant to the agreement is $1 million in addition to 1%
of future royalties received by the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER EVENTS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8_K

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  There were no reports on Form 8-K filed by the registrant for the quarter ending March 31, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JACOBSON RESONANCE ENTERPRISES, INC.

Date: May 11, 2001            By:  /s/ Jerry I. Jacobson
                                              Jerry I. Jacobson, Chairman of the
                                              Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date:    May 11, 2001                By:  /s/ Jerry I. Jacobson
                                              Jerry I. Jacobson, Chairman
                                              of the Board and Chief Executive
                                              Officer (Principal Executive
                                              Officer)

Date:    May 11, 2001                By:  /s/ Debra M. Jacobson
                                              Debra M. Jacobson, Director,
                                              Senior Vice President, Treasurer
                                              and Secretary (Principal Financial
                                              and Accounting Officer)