Form 10QSB
period 2001-06-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2001-08-09
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    Nevada                                                        65-0684400
 State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization                                Identification No.

             8200 Jog Road, Suite 100, Boynton Beach, Florida 33437
     -----------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (561) 752-4141
                              --------------------
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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30, 2001 was 55,623,480 shares.

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                      INDEX

                                                                            Page

PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                  Balance Sheet June 30, 2001 and December 31, 2000        4-5

                  Statement of Operations for the Three and Six Months
                  Ended June 30, 2001 and 2000 and for the Period from
                  Inception to June 30, 2001                                6

                  Statement of Changes in Stockholders' Equity from
                  Inception to June 30, 2001                               7-10

                  Statement of Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000 and for the Period from
                  Inception to June 30, 2001                                11

                  Notes to Financial Statements                           12-13

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                    14-17

PART II  - OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS                                         17

         ITEM 2.  CHANGES IN SECURITIES                                     17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           17

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                      17

         ITEM 5.  OTHER EVENTS                                              17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          17

SIGNATURES                                                                  18

                           FORWARD LOOKING STATEMENTS

     When used in this report, the words "may, will, expect, anticipate, continue, estimate, project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations,"
"Management's Discussion and Analysis of Financial Condition and Results of
Operations," and the financial statements and their associated notes.

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

                         JACOBSON RESONANCE ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                                      BALANCE SHEET

                                                June 30,            December 31,
                                                 2001                  2000
                                              (Unaudited)
                                             ------------          -------------
CURRENT ASSETS

    Cash and Cash Equivalents                $   26,622             $  218,770

    Accounts Receivable                           3,972                 21,688

    Due from Officer/Shareholder                 50,000                 50,000

    Prepaid Expenses and Other                   23,956                 42,237
                                             ------------          -------------

        Total Current Assets                    104,550                332,695

    Property and Equipment, at Cost,
       (Net of Accumulated

        Depreciation of $71,499 and
          $56,438, respectively)                140,569                188,830

    Deposits                                      1,395                  1,395

    Due from Officer/Shareholder, Net
      of Allowance for Doubtful Amounts
      of $200,000                                    -                      -

    Deferred Income Tax Asset, Net of
      Valuation Allowance of $2,164,596 and
      $1,968,000, respectively)                      -                      -
                                             ------------          -------------
        Total Assets                          $ 246,514             $  522,920
                                             ============          =============

  The accompanying notes are an intergral part of these financial statements.

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts Payable and Accrued Expenses     $ 170,773             $  175,350

    Litigation Settlement Payable             1,000,000              1,000,000

    Deposits on Common Stock to be Issued           720                 69,397

    Other Liabilities                            20,000                     -

    Notes Payable                               175,000                     -
                                             ------------          -------------
        Total Current Liabilities             1,366,493              1,244,747
                                             ------------          -------------

STOCKHOLDERS' DEFICIENCY

    Preferred Stock $.001 Par Value,
        5,000,000 Shares Authorized;
        Issued and Outstanding,
           30,000 Shares                             30                     30

    Common Stock, $.001 Par Value,
        300,000,000 Shares Authorized;
        Issued and Outstanding, 55,623,480
          and 54,815,336 Shares,
          respectively                           55,623                 54,815

    Additional Paid in Capital                8,665,228              8,427,840

    Deficit Accumulated During
       the Development Stage                 (9,796,186)            (9,159,838)

    Common Stock in Treasury
       (600,000 Shares at Cost)                    (600)                  (600)

    Subscriptions Receivable                    (44,074)               (44,074)
                                             ------------          -------------
        Total Stockholders' Deficiency       (1,119,979)              (721,827)
                                             ------------          -------------
        Total Liabilities and
           Stockholders' Deficiency         $   246,514            $   522,920
                                            =============          =============

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                            For the Period
                                     For the Three Months         For the Six Months        from Inception
                                        Ended June 30,              Ended June 30,            to June 30,
                                     2001            2000        2001            2000            2001
                                   ------------------------    ------------------------    ----------------

REVENUES                           $  17,648     $   4,675     $  24,734     $   7,250       $   203,447
                                   ----------    ----------    ----------    ----------      ------------
COSTS AND EXPENSES:
    General and Administrative       303,031       335,689       692,530       947,894         5,347,122
    Research and Development          15,121        26,630        47,823       125,665         1,000,204
    Settlement Costs                      -             -             -             -          1,870,000
    Financing Costs                       -             -             -             -          2,095,704
                                   ----------    ----------    ----------    ----------      ------------
      Total Operating Expenses       318,152       362,319       740,353     1,073,559        10,313,030
                                   ----------    ----------    ----------    ----------      ------------
Other Income (Expense)
    Interest Income                    2,361        21,951         9,260        29,295           104,641
    Interest Expense                 (16,819)           -        (16,819)           -            (16,819)
    Gain on Sales of
       Resonance Machines             19,628            -         86,830            -            225,545
                                   ----------    ----------    ----------    ----------      ------------
NET LOSS                          $ (295,334)    $(335,693)    $(636,348)  $(1,037,014)      $(9,796,186)
                                  ===========    ==========    ==========  ============      ============

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                          $   (0.01)    $   (0.01)    $   (0.01)   $    (0.02)
                                  ===========   ===========   ===========  ============
    Diluted                        $   (0.01)    $   (0.01)    $   (0.01)   $    (0.02)
                                  ===========   ===========   ===========  ============

Shares Used to Compute
  Net Loss Per Share
    Basic                         55,623,480    46,731,058    55,426,220    42,352,977
                                  ===========   ===========   ===========  ============
    Diluted                       55,623,480    46,731,058    55,426,220    42,352,977
                                  ===========   ===========   ===========  ============

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period form Inception to June 30, 2001
                                   (Unaudited)

                                                               COMMON STOCK                    PREFERRED STOCK
                                                     -------------------------------      ------------------------
                                                         ISSUED             AMOUNT          ISSUED          AMOUNT
                                                     -------------------------------      ------------------------

 Issuance of Founders Stock at Par $.001              57,220,000          $ 57,220            -              $  -

 Recapitalization - June 4, 1996                       4,905,000             4,905            -                 -

 Issuance of Common Stock at $.10 Per Share           10,000,000            10,000            -                 -

 Issuance of Common Stock at $1.75 Per Share              18,857                19            -                 -

 Purchase of Treasury Stock at Cost                           -                 -             -                 -

 Conversion of Common Stock to Preferred Stock       (45,000,000)          (45,000)       45,000                45

 Net Loss                                                     -                 -             -                 -
                                                     ------------      ------------     ---------        ----------
 Balance, December 31, 1996                           27,143,857            27,144        45,000                45

 Issuance of Common Stock for Services Rendered at
     Prices Between $.15 and $1.75 Per Share              40,114                40            -                 -

 Issuances of Common Stock from Private Placement at
     Prices Between $.15 and $.25 Per Share              760,000               760            -                 -

 Issuances of Common Stock out of Proceeds of
     Subscription Receivable                                  -                 -             -                 -

 Net Loss                                                     -                 -             -                 -
                                                     ------------      ------------     ---------        ----------
 Balance, December 31, 1997                           27,943,971            27,944        45,000                45

Reacquisition of Common Shares and                    (3,000,000)           (3,000)           -                 -
  Collection of Subscription Receivable

Cash Collection of Subscription Receivable                    -                 -             -                 -

Issuance of Common Stock from Private
   Placement at a Price of $.15 per Share              4,675,850             4,676            -                 -

Issuance of Common Stock from Private
   Placement at a Price of $.35 per Share              2,017,999             2,018            -                 -

Issuance of Common Stock for Services
   Rendered at Prices between $.15 and $.35 per Share    663,223               663            -                 -

Fair Value of Options Issued to Consultants                   -                 -             -                 -

Net Loss                                                      -                 -             -                 -
                                                     ------------      ------------     ---------        ----------
Balance December 31, 1998                             32,301,043            32,301        45,000                45

  The accompanying notes are an intergral part of these financial statements.

-Continued-

                   DEFICIT
                 ACCUMULATED
 ADDITIONAL        DURING                             COMMON       STOCKHOLDERS'
  PAID-IN        DEVELOPMENT      SUBSCRIPTION       STOCK IN         EQUITY
  CAPITAL           STAGE          RECEIVABLE        TREASURY      (DEFICIENCY)
-------------   -------------    -------------     -----------     ------------

 $ (57,220)         $   -           $   -             $    -          $   -

    (4,905)             -               -                  -              -

   990,000              -         (526,550)                -         473,450

    32,981              -               -                  -          33,000

        -               -               -                (600)          (600)

    44,955              -               -                  -              -

        -         (292,325)             -                  -        (292,325)
-------------   -------------    -------------     -----------     ------------

 1,005,811        (292,325)       (526,550)              (600)       213,525

    12,744              -               -                  -          12,784

   139,240              -               -                  -         140,000

        -               -            5,000                 -           5,000

        -         (315,319)             -                  -        (315,319)
-------------   -------------    -------------     -----------     ------------
 1,157,795        (607,644)       (521,550)              (600)        55,990

  (450,000)             -          450,000                 -          (3,000)

        -               -           27,476                 -          27,476

   659,294              -               -                  -         663,970

   690,156              -               -                  -         692,174

   176,415              -               -                  -         177,078

     2,063              -               -                  -           2,063

        -         (952,276)             -                  -        (952,276)
-----------    ------------    ------------       ------------   ------------
 2,235,723      (1,559,920)        (44,074)              (600)       663,475

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 For the Period from Inception to June 30, 2001
                                   (Unaudited)

                                                      COMMON STOCK                     PREFERRED STOCK
                                                ---------------------------       ----------------------------
                                                ISSUED               AMOUNT       ISSUED               AMOUNT
                                              -----------           ----------   ---------           ----------

Balance December 31, 1998                   32,301,043               32,301       45,000                 45

Issuance of Common Stock for Services
   Rendered at Prices between $.18 and
    $2.69 per Share                          1,313,903                1,314           -                  -

Issuance of Common Stock  for Repayment
  of Debt                                      291,305                  291           -                  -

Issuance of Common Stock for Exercise
  of Warrants                                  900,000                  900           -                  -

Sales of Shares at $.20 per Share              500,000                  500           -                  -

Beneficial Conversion Feature on
   Convertible Debentures                           -                    -            -                  -

Issuance of Common Stock for
   Conversion of Debentures                  1,862,876                1,863

Net Loss                                            -                    -            -                  -
                                             -----------          ------------   -----------        ------------
 Balance, December 31, 1999                 37,169,127               37,169       45,000                 45

Issuance of Common Stock for Services
  Rendered at Prices between $.21 and
   $1.52 per Share                             385,342                  385           -                  -

Sales of Shares a $.13 to $.65 per Share     2,120,867                2,121           -                  -

Fair Value of Options Issued to Consultants         -                    -            -                  -

Fair Value of Options Issued on Settlement          -                    -            -                  -

Issuance of Common Stock for Exercise
  of Options                                   140,000                  140           -                  -

Issuance of Common Stock Upon Conversion
  of Preferred Stock                        15,000,000               15,000      (15,000)               (15)

Net Loss                                            -                    -            -                  -
                                           -----------            ------------   -----------        ------------
Balance, December 31, 2000                  54,815,336               54,815       30,000                 30

Issuance of Common Stock for Services
  Rendered at Prices between $.30 and
  $.35 per Share                               210,112                  210           -                  -

 Issuances of Common Stock from Private
   Placements at Prices Between $.25 and
   $.42 Per Share                              598,032                  598           -                  -

Net Loss                                            -                    -            -                  -
                                           -----------          ------------   -----------        ------------

Balance, June 30, 2001                     55,623,480           $    55,623       30,000             $   30
                                           ============         ============   ===========        ============

  The accompanying notes are an intergral part of these financial statements.

-Continued-

                   DEFICIT
                 ACCUMULATED
  ADDITIONAL        DURING                            COMMON        STOCKHOLDERS'
   PAID-IN       DEVELOPMENT     SUBSCRIPTION        STOCK IN         EQUITY
   CAPITAL         STAGE           RECEIVABLE        TREASURY      (DEFICIENCY)
-------------   -------------   ---------------   --------------   --------------

2,235,723      (1,559,920)          (44,074)           (600)          663,475

  420,375              -                 -               -            421,689

   60,883              -                 -               -             61,174

1,754,100              -                 -               -          1,755,000

   99,500              -                 -               -            100,000

  333,332              -                 -               -            333,332

  902,194              -                 -               -            904,057

       -       (3,657,966)               -               -         (3,657,966)
-------------   -------------   ---------------   --------------   -------------
5,806,107      (5,217,886)          (44,074)           (600)          580,761

  378,555              -                 -               -            378,940

1,095,497              -                 -               -          1,097,618

  242,031              -                 -               -            242,031

  870,000              -                 -               -            870,000

   50,635              -                 -               -             50,775

  (14,985)             -                 -               -                 -

       -       (3,941,952)               -               -         (3,941,952)
-------------   -------------   ---------------   --------------   -------------
8,427,840      (9,159,838)          (44,074)           (600)         (721,827)

   70,938              -                 -               -             71,148

  166,450              -                 -               -            167,048

       -         (636,348)               -               -           (636,348)
-------------   -------------   ---------------   --------------   -------------

$8,665,228    $(9,796,186)       $  (44,074)        $   (600)      $(1,119,979)
=============   =============   ===============   ==============   =============

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 For the Period
                                                                                                                 from Inception
                                                                  For the Six Months Ended June 30,               to June 30,
                                                                   2001                      2000                    2001
                                                            -------------------       -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                    $ (636,348)              $(1,037,014)            $ (9,796,186)
    Adjustments to Reconcile Net Loss to Net Cash
       Used in Operating Activities:
            Depreciation                                            20,341                    18,522                   76,779
            Amortization                                                 -                         -                    7,742
            Allowance for Doubtful Amounts Due
              from Officer/Shareholder                                   -                         -                  200,000
            Write off of Licensing Costs                                 -                         -                  126,582
            Fair Value of Common Stock Issued
              for Services Rendered                                 71,148                   368,000                1,061,857
            Fair Value of Common Stock Issued
              for Interest Expense                                       -                         -                    6,781
            Stock Issued for Conversion of
              Warrants Attributed to Interest                            -                         -                1,754,100
            Beneficial Conversion Feature of
              Debentures                                                 -                         -                  333,332
            Fair Value of Options Issued                                 -                    55,301                1,114,094
            Disposition of Fixed Assets                             31,238                         -                   31,238

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                     17,716                         -                   (3,972)
            Prepaid Expenses and Other                              18,281                    10,561                  (23,956)
            Deposits                                                     -                    (3,245)                  (1,395)
            Accounts Payable and Accrued Expenses                   (4,577)                  (16,950)                 170,773
            Other Liabilities                                       20,000                         -                   20,000
            Litigation Settlement Payable                                -                         -                1,000,000
                                                            -------------------       -------------------      ------------------

Net Cash Used in Operating Activities                             (462,201)                 (604,825)              (3,922,231)
                                                            -------------------       -------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                              (3,318)                  (62,094)                (248,586)
    Loans made to Shareholder and Employee                               -                  (250,000)                (250,000)
    Payment for Licensing Costs                                          -                         -                 (126,582)
                                                            -------------------       -------------------      ------------------

Cash Used in Investing Activities                                    (3,318)                 (312,094)               (625,168)
                                                            -------------------       -------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                            -                         -                    (600)
    Proceeds from Notes Payable                                     175,000                         -                 235,000
    Proceeds from Issuance of Debentures                                  -                         -                 890,490
    Proceeds from Exercise of Warrants                                    -                         -                     900
    Proceeds from Exercise of Options                                     -                    34,775                  50,775
    Proceeds from Common Stock to be Issued                             720                         -                  70,117
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                     -                         -                 653,976
    Proceeds from Issuance of Common Stock                           97,651                 1,113,620               2,673,363
                                                            -------------------       -------------------      ------------------

Net Cash Provided by Financing Activities                           273,371                 1,148,395               4,574,021
                                                            -------------------       -------------------      ------------------
Net Increase (Decrease) in Cash and Cash Equivalents               (192,148)                  231,476                  26,622

Cash and Cash Equivalents - Beginning of Period                     218,770                   579,518                      -
                                                            -------------------       -------------------      ------------------
Cash and Cash Equivalents - End of Period                          $ 26,622                 $ 810,994                $ 26,622
                                                            ===================       ===================      ==================
NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt                   $      -                 $       -                $ 60,000
                                                            ===================       ===================      ==================
  Issuance of Common Stock for Deposits                            $ 69,397                 $       -                $ 69,397
                                                            ===================       ===================      ==================
  Subscriptions Receivable for Issuance of Common Stock            $      -                 $       -               $ 698,050
                                                            ===================       ===================      ==================
  Conversion of debentures into common stock                       $      -                 $       -              $1,000,000
                                                            ===================       ===================      ==================

  The accompanying notes are an intergral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of
Financial Condition and Results of Operations, contained in the Annual Report on
Form 10-KSB for the year ended December 31, 2000, of Jacobson Resonance
Enterprises, Inc. (the "Company") as filed with the Securities and Exchange
Commission. The results of operations for the three and six months ended June
30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

NOTE 2 - NOTES PAYABLE

In the second quarter of 2001, the Company received $175,000 from the proceeds of several promissory notes. Each of these notes is for a term of 60 days and bears interest at a rate of 5% per annum. At June 30, 2001, the Company was in default on $75,000 of these notes.

Under the terms of the notes, in the event of default, the note holder has the option to purchase 10,000 shares of the Company's common stock for $100 for each
$25,000 of outstanding debt. At June 30, 2001, the Company had received $300 for
30,000 shares. The $300 is included in the accompanying balance sheet as deposits on common stock to be issued as the shares have not yet been issued.

Additionally, the notes state that the note holders can continue to purchase common stock in the Company at a rate of 5,000 shares of common stock for $50 for each $25,000 of outstanding debt for each 30 day period until the notes are paid in full. The Company is recording interest expense for the difference between the fair market value of the Company's common stock on the date the loan proceeds are received and the exercise price of $.01 per common share for any shares that the note holders have a right to receive. The interest charge for the quarter ended June 30, 2001 was approximately $15,000.

NOTE 3 - STOCKHOLDERS' EQUITY

In January 2001, the Company issued 210,112 shares of common stock at prices between $.30 and $.35 for services which included 165,000 shares under a continuing agreement for endorsement. An aggregate of $71,148 was charged to operations during the six months ended June 30, 2001.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY(continued)

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

In March, the Company issued 400,000 shares of common stock at $.25 per share under the terms of the second private placement which has been closed.

ITEM 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

PLAN OF OPERATION

     The Company is in the development stage and has received some revenues from
RealPure licensing operations during the second  quarter of 2001. It incurred losses of $636,348 for the six months ended June 30, 2001. It has incurred losses of $9,796,186 since its inception. Of that amount, $4,270,164 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's  management and third parties for services rendered and interest.

2001 Operations Compared to 2000

     The net loss decreased from $1,037,014 to $636,348 for the six months ended
June 30, 2000 as compared to June 30, 2001. In addition, the net loss decreased from $335,693 to $295,334 for the three months ended June 30, 2001 as compared to June 30, 2000.  This change is primarily as a result of a decrease in noncash compensation for the six months ended June 30, 2001 of approximately $297,000.

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
                                       14

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

     Other possible sources of revenue for the Company during fiscal 2001 include the following:

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

     3.   Licensing revenue from Palmer Natural Products, Inc. and Perfect
          Living Systems, Inc., two nutraceutical laboratories and formulary companies located in southern California. These companies plan to use
          Jacobson Resonance technology and equipment on the formulary of multiple nutraceuticals, as well as client-specific products, for manufacture, marketing, distribution and sale. The Company signed a letter of intent with these companies in April 2000 and is evaluating entering into a licensing agreement.

     4.   Licensing revenue from existing licensee for building/construction and the environment from Enviro Brick and Block Ltd. The Company has had a signed licensing exclusive agreement since August 2000. Revenues from
          Enviro Block are expected by the second quarter of 2002.

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

     7.   Increased revenues through Serrato Europe and EKINSA distribution and marketing of resonators in South America, Europe and the Middle East.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2001

     The Company's cash on hand at June 30, 2001, was $26,622, as compared to
$71,469 at March 31, 2001. Revenues for the quarter ended June 30, 2001 were
$17,648, as compared to $4,675 for the quarter ended June 30, 2000. The Company had a net loss of $636,348 for the six months ended June 30, 2001 as compared to a net loss of $1,037,014 for the six months ended June 30, 2000. This change is primarily as a result of a decrease in noncash compensation for the six months ended June 30, 2001 of approximately $297,000.

     Since the beginning of the year, the Company has received approximately
$98,000 from the sale of securities and $175,000 from the proceeds of several notes payable, the details of which can be found in Note 2. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through 2001. By the latter part of 2001, the Company expects to be generating sufficient revenue to fund its plan of operation. However, if the
Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing. The Company's year-end financial statements include an explanatory paragraph about the Company's ability to continue as a going concern.

     The Company entered into a retainer agreement with the law firm of Jackson
Campbell, P.A., Washington, D.C. as financial consultants and corporate representatives on special projects.

     The Company also entered into an agreement in April 2001 with Regulatory
Insight, Inc., Lakewood, Colorado for healthcare consulting services and to oversee the Company's new healthcare initiatives, filings and FDC compliance.

     The Company also entered into an agreement in June 2001 with 1st Source
Communications, Los Angeles, California for services relating to enhancing investor relations program and opportunities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation. The Company and
Dr. Jerry Jacobson are, however, seeking sources of equity financing for the purpose of satisfying the terms and conditions of a settlement agreement with
Eric Hewko and Patrick Casey entered into on March 2, 2001. Dr. Jacobson filed for bankruptcy and on December 6, 2000, the case was dismissed.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER EVENTS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8_K

         There were no reports on Form 8-K filed by the registrant for the quarter ending June 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JACOBSON RESONANCE ENTERPRISES, INC.

Date: August 7, 2001                    By:    /s/ Jerry I. Jacobson
                                        ------------------------------------
                                        Jerry I. Jacobson, Chairman of the Board
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: August 7, 2001                    By:   /s/ Jerry I. Jacobson
                                        ------------------------------------
                                        Jerry I. Jacobson, Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Date: August 7, 2001                    By:   /s/ Debra M. Jacobson
                                        ------------------------------------
                                        Debra M. Jacobson, Director, Senior Vice
                                            President, Treasurer and Secretary
                                              (Principal Financial and
                                                  Accounting Officer)

