Form 10QSB
period 2001-09-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2001-11-14
CIK 1089393

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                      65-0684400
    ------------------------------------------------------------------------
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
     Yes X No ___

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 30, 2001 was 57,369,239 shares.

                      JACOBSON RESONANCE ENTERPRISES, INC.

INDEX

                                                                            Page

PART I  - FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS

              Balance Sheet _ September 30, 2001 and December 31, 2000         1

              Statement of Operations for the Three and Nine Months
              Ended September 30, 2001 and 2000 and for the Period from
              Inception to September 30, 2001                                  2

              Statement of Changes in Stockholders' Equity from
              Inception to September 30, 2001                                  3

              Statement of Cash Flows for the Nine Months Ended
              September 30, 2001 and 2000 and for the Period from
              Inception to September 30, 2001                                4-5

              Notes to Financial Statements                                  6-8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II  _ OTHER INFORMATION:

     ITEM 1.  LEGAL PROCEEDINGS                                                9

     ITEM 2.  CHANGES IN SECURITIES                                            9

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  9

     ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                         9

     ITEM 5.  OTHER EVENTS                                                     9

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 9

SIGNATURES                                                                    10

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

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                       September 30,     December 31,
                                                       2001              2000
                                                       (Unaudited)
                                                       ------------------------------
CURRENT ASSETS

    Cash and Cash Equivalents                          $         406     $    218,770
    Accounts Receivable                                        4,786           21,688
    Due from Officer/Shareholder                              50,000           50,000

    Prepaid Expenses and Other                                28,108           42,237
                                                       -------------     ------------

        Total Current Assets                                  83,300          332,695

    Property and Equipment, at Cost,
        (Net of Accumulated Depreciation
         of $81,144 and $56,438, respectively)               130,924          188,830

    Deposits                                                   1,395            1,395

    Due from Officer/Shareholder, Net of Allowance
      for Doubtful Amounts of $200,000                         -                  -

    Deferred Income Tax Asset, Net of Valuation
      Allowance of $2,184,000 and $1,968,000,
      respectively)                                            -                  -
                                                       -------------     ------------

      Total Assets                                     $     215,619     $    522,920
                                                       =============     ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses              $     261,551     $    175,350

    Due to Officer/Shareholder                                35,000             -
    Litigation Settlement Payable                          1,000,000        1,000,000
    Deposits on Common Stock to be Issued                     93,470           69,397
    Notes Payable                                            250,000             -

    Other Liabilities                                         20,000             -

        Total Current Liabilities                          1,660,021        1,244,747
                                                       -------------     ------------

STOCKHOLDERS' DEFICIENCY

    Preferred Stock $.001 Par Value, 5,000,000
     Shares Authorized;
        Issued and Outstanding, 30,000 Shares                     30               30
    Common Stock, $.001 Par Value, 300,000,000
     Shares Authorized;
        Issued and Outstanding, 55,623,480 and
         54,815,336 Shares, respectively                      55,623           54,815
    Additional Paid in Capital                             8,753,453        8,427,840
    Deficit Accumulated During the Development Stage    (10,208,834)      (9,159,838)
    Common Stock in Treasury (600,000 Shares at Cost)          (600)            (600)
    Subscriptions Receivable                                (44,074)         (44,074)
                                                       -------------     ------------

        Total Stockholders' Deficiency                   (1,444,402)        (721,827)
                                                       -------------     ------------

        Total Liabilities and Stockholders' Deficiency $     215,619     $    522,920
                                                       =============     ============

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                                    For the Period
                                               For the Three Months      For the Nine Months         from Inception
                                                Ended September 30,       Ended September 30,       to September 30,
                                                 2001         2000           2001        2000              2001
                                             -----------  -----------  ------------  -----------  --------------------

REVENUES                                     $  17,242    $    23,361  $     41,976  $    30,611  $            220,719
                                             -----------  -----------  ------------  -----------  --------------------

COSTS AND EXPENSES:
    General and Administrative                   332,096      494,968     1,024,626    1,477,379             5,679,218
    Research and Development                      58,819       33,402       106,642      159,067             1,059,023
    Settlement Costs                                   -            -             -            -             1,870,000
    Financing Costs                                    -            -             -            -             2,095,704
                                             -----------  -----------  ------------  -----------  --------------------

        Total Operating Expenses                 390,915      528,370     1,131,268    1,636,446            10,703,945
                                             -----------  -----------  ------------  -----------  --------------------

Other Income (Expense)
    Interest Income                                   -         5,457         8,261       34,752               104,641
    Interest Expense                            (38,975)            -      (54,795)            -              (55,794)
    Gain on Sales of Resonance Machines               -        10,364        86,830       44,881               225,545
                                             -----------  -----------  ------------  -----------  --------------------

NET LOSS                                     $ (412,648)  $ (489,188)   (1,048,996) $(1,526,202)  $       (10,208,834)
                                             ===========  ===========  ============  ===========  ====================

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                    $    (0.01)  $    (0.01)  $     (0.02)  $    (0.03)
                                             ===========  ===========  ============  ===========
    Diluted                                  $    (0.01)  $    (0.01)  $     (0.02)  $    (0.03)
                                             ===========  ===========  ============  ===========

Shares Used to Compute Net Loss Per Share
    Basic                                     55,623,480   54,615,336    55,492,696   46,469,164
                                             ===========  ===========  ============  ===========
   Diluted                                    55,623,480   54,615,336    55,492,696   46,469,164
                                             ===========  ===========  ============  ===========

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period form Inception to September 30, 2001
                                   (Unaudited)
                                                                                 DEFICIT
                                                                              ACCUMULATED
                                                                   ADDITIONAL DURING THE               COMMON   STOCKHOLDERS'
                                COMMON STOCK     PREFERRED STOCK   PAID-IN    DEVELOPMENT SUBSCRIPTION STOCK IN        EQUITY
                             ------------------------------------------------------------------------------------------------
                               ISSUED   AMOUNT   ISSUED   AMOUNT   CAPITAL    STAGE       RECEIVABLE   TREASURY  (DEFICIENCY)
                             ------------------------------------------------------------------------------------------------

 Issuance of Founders
  Stock at Par $.001         57,220,000 $57,220    -         -     $ (57,220) $    -      $    -       $   -    $      -

 Recapitalization
  - June 4, 1996              4,905,000   4,905    -         -        (4,905)      -           -           -           -

 Issuance of Common
  Stock at $.10 Per Share    10,000,000  10,000    -         -        990,000      -         (526,550)     -          473,450

 Issuance of Common Stock
  at $1.75 Per Share             18,857      19    -         -         32,981      -           -           -           33,000

 Purchase of Treasury Stock
  at Cost                         -        -       -         -          -          -           -         (600)          (600)

 Conversion of Common Stock
  to Preferred Stock       (45,000,000)(45,000)   45,000        45     44,955      -           -           -           -

 Net Loss                         -        -       -         -          -        (292,325)     -           -        (292,325)

 Balance, December 31, 1996  27,143,857  27,144   45,000        45  1,005,811    (292,325)   (526,550)    (600)       213,525

 Issuance of Common Stock
  for Services Rendered at
   Prices Between $.15 and
   $1.75 Per Share               40,114      40     -        -         12,744      -           -           -           12,784

 Issuances of Common Stock
  from Private Placement at
   Prices Between $.15 and
   $.25 Per Share               760,000     760     -        -         39,240      -           -           -          140,000

 Issuances of Common Stock
  out of Proceeds of
   Subscription Receivable       -         -        -        -          -          -             5,000     -            5,000

 Net Loss                        -         -        -        -          -        (315,319)     -           -        (315,319)

 Balance, December 31, 1997  27,943,971  27,944   45,000        45  1,157,795    (607,644)   (521,550)    (600)        55,990

Reacquisition of Common
 Shares and                 (3,000,000) (3,000)     -        -      (450,000)      -           450,000     -          (3,000)
  Collection of Subscription
  Receivable

Cash Collection of
 Subscription Receivable        -          -       -         -          -          -            27,476     -           27,476

Issuance of Common Stock
 from Private
   Placement at a Price of
   $.15 per Share             4,675,850   4,676    -         -        659,294      -            -          -          663,970

Issuance of Common Stock
 from Private Placement at
 a Price of $.35 per Share    2,017,999   2,018    -         -        690,156      -            -          -          692,174

Issuance of Common Stock
 for Services

   Rendered at Prices
    between $.15 and $.35
    per Share                   663,223     663    -         -        176,415      -           -           -          177,078

Fair Value of Options Issued
 to Consultants                   -         -      -         -          2,063      -           -           -            2,063

Net Loss                          -         -      -         -           -       (952,276)     -           -        (952,276)

 Balance December 31, 1998   32,301,043  32,301   45,000        45  2,235,723  (1,559,920)    (44,074)    (600)       663,475

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
               For the Period form Inception to September 30, 2001
                                   (Unaudited)
                                                                              DEFICIT
                                                                              ACCUMULATED
                                                                   ADDITIONAL DURING THE               COMMON   STOCKHOLDERS'
                              COMMON STOCK       PREFERRED STOCK   PAID-IN    DEVELOPMENT SUBSCRIPTION STOCK IN EQUITY
                             -----------------------------------------------------------------------------------------------
                             ISSUED      AMOUNT  ISSUED   AMOUNT   CAPITAL    STAGE       RECEIVABLE   TREASURY (DEFICIENCY)
                             -----------------------------------------------------------------------------------------------

 Balance December 31, 1998   32,301,043   32,301   45,000       45  2,235,723 (1,559,920)     (44,074)    (600)      663,475

Issuance of Common Stock
 for Services
   Rendered at Prices
    between $.18 and $2.69
    per Share                 1,313,903    1,314     -        -       420,375     -              -         -         421,689

Issuance of Common Stock
  for Repayment of Debt         291,305      291     -        -        60,883     -              -         -          61,174

Issuance of Common Stock
 for Exercise of Warrants       900,000      900     -        -     1,754,100     -              -         -       1,755,000

Sales of Shares at $.20
 per Share                      500,000      500     -        -        99,500     -              -         -         100,000

Beneficial Conversion
 Feature on Convertible
 Debentures                       -        -         -        -       333,332     -              -         -         333,332

Issuance of Common Stock
 for Conversion of
 Debentures                   1,862,876    1,863                      902,194     -              -         -         904,057

Net Loss                          -        -         -        -         -     (3,657,966)        -         -     (3,657,966)

 Balance, December 31, 1999  37,169,127   37,169   45,000       45  5,806,107 (5,217,886)     (44,074)    (600)      580,761

Issuance of Common Stock
 for Services Rendered at
 Prices between $.21 and
 $1.52 per Share                385,342      385     -        -       378,555     -              -         -         378,940

Sales of Shares a $.13
 to $.65 per Share            2,120,867    2,121     -        -     1,095,497     -              -         -       1,097,618

Fair Value of Options
 Issued to Consultants            -        -         -        -       242,031     -              -         -         242,031

Fair Value of Options
 Issued on Settlement             -        -         -        -       870,000     -              -         -         870,000

Issuance of Common Stock
 for Exercise of Options        140,000      140     -        -        50,635     -              -         -          50,775

Issuance of Common Stock
 Upon Conversion of
  Preferred Stock            15,000,000   15,000 (15,000)     (15)   (14,985)     -              -         -            -

Net Loss                          -        -         -        -         -     (3,941,952)        -         -     (3,941,952)
                             --------- --------- -------- -------- ---------- ----------- ------------ -------- ------------

Balance, December 31, 2000   54,815,336   54,815   30,000       30  8,427,840 (9,159,838)     (44,074)    (600)    (721,827)

Issuance of Common Stock
 for Services
  Rendered at Prices
  between $.30 and $.35
  per Share                     210,112      210     -        -        70,938    -               -         -          71,148

 Issuances of Common Stock
 from Private Placements at
     Prices Between $.25
     and $.42 Per Share         598,032      598     -        -       166,450    -               -         -         167,048

Fair Value of Options Issued
 to Consultants                   -        -         -        -        88,225    -               -         -          88,225

Net Loss                          -        -         -        -         -     (1,048,996)        -         -     (1,048,996)
                             --------- --------- -------- -------- ---------- ----------- ------------ -------- ------------

Balance, September 30, 2001  55,623,480 $ 55,623  30,000 $     30 $8,753,453 $(10,208,834)$   (44,074) $  (600) $(1,444,402)
                             ========= ========= ======== ======== ========== =========== ============ ======== ============

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                                       For the Period
                                                                                                       from Inception
                                                         For the Nine Months Ended September 30,       to September 30,
                                                                 2001            2000                        2001
                                                           ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $  (1,048,996)    $ (1,526,202)             $   (10,208,834)
    Adjustments to Reconcile Net Loss to Net Cash
       Used in Operating Activities:
            Depreciation                                           29,985           27,622                       86,423
            Amortization                                          -                -                              7,742
            Allowance for Doubtful Amounts Due from
             Officer/Shareholder                                  -                -                            200,000
            Write off of Licensing Costs                          -                -                            126,582
            Fair Value of Common Stock Issued for Services
             Rendered                                              71,148          368,000                    1,061,857
            Fair Value of Common Stock Issued for Interest
             Expense                                              -                -                              6,781
            Stock Issued for Conversion of Warrants
             Attributed to Interest                               -                -                          1,754,100
            Beneficial Conversion Feature of Debentures           -                -                            333,332
            Fair Value of Options Issued                           88,225          198,801                    1,202,319
            Disposition of Property and Equipment                  31,238          -                             31,238

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                    16,902         (13,300)                      (4,786)
            Prepaid Expenses and Other                             14,129           14,249                     (28,108)
            Deposits                                              -                (3,245)                      (1,395)
            Accounts Payable and Accrued Expenses                  86,202         (40,431)                      261,552
            Other Liabilities                                      20,000          -                             20,000
            Litigation Settlement Payable                         -                -                          1,000,000
                                                           --------------    -------------             ----------------

Net Cash Used in Operating Activities                           (691,167)        (974,506)                  (4,151,197)
                                                           --------------    -------------             ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                            (3,318)         (77,387)                    (248,586)
    Loans made to Shareholder and Employee                        -              (250,000)                    (250,000)
    Patent Costs                                                  -                -                          (126,582)
                                                           --------------    -------------             ----------------

Cash Used in Investing Activities                                 (3,318)        (327,387)                    (625,168)
                                                           --------------    -------------             ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of Treasury Stock                                    -                -                              (600)
    Proceeds from Notes Payable                                   250,000                                       310,000
    Proceeds from Officer/Shareholder                              35,000          -                             35,000
    Proceeds from Issuance of Debentures                          -                -                            890,490
    Proceeds from Exercise of Warrants                            -                -                                900
    Proceeds from Exercise of Options                             -                 50,775                       50,775
    Proceeds from Common Stock to be Issued                        93,470          -                            162,867
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                             -                -                            653,976
    Proceeds from Issuance of Common Stock                         97,651        1,077,618                    2,673,363
                                                           --------------    -------------             ----------------

Net Cash Provided by Financing Activities                         476,121        1,128,393                    4,776,771
                                                           --------------    -------------             ----------------

Net Increase (Decrease) in Cash and Cash Equivalents            (218,364)        (173,500)                          406

Cash and Cash Equivalents - Beginning of Period                   218,770          579,518                      -
                                                           --------------    -------------             ----------------

Cash and Cash Equivalents - End of Period                  $          406    $     406,018             $            406
                                                           ==============    =============             ================

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt           $      -          $      -                  $         60,000
                                                           ==============    =============             ================

  Issuance of Common Stock for Deposits                    $       69,397    $      -                  $         69,397
                                                           ==============    =============             ================

  Subscriptions Receivable for Issuance of Common Stock    $      -          $     -                   $        698,050
                                                           ==============    =============             ================

  Conversion of debentures into common stock               $      -          $     -                   $      1,000,000
                                                           ==============    =============             ================

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of
Financial Condition and Results of Operations, contained in the Annual Report on
Form 10-KSB for the year ended December 31, 2000, of Jacobson Resonance
Enterprises, Inc. (the "Company") as filed with the Securities and Exchange
Commission. The results of operations for the three and nine months ended
September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

NOTE 2 - DUE TO OFFICER/SHAREHOLDER

In the third quarter of 2001, an officer/shareholder pledged 3,800,000 of his shares to personally borrow up to $61,250 to provide financing for the Company.
The officer/shareholder loaned $35,000 to the Company as of September 30, 2001 with the remaining $23,250 loaned subsequently.

NOTE 3 - NOTES PAYABLE

In the second and third quarters of 2001, the Company received $250,000 from the proceeds of several promissory notes. Each of these notes were for a term of 60 days and bears interest at a rate of 5% per annum. At September 30, 2001, the
Company was in default on all $250,000 of these notes.

Under the terms of the notes, in the event of default, the note holder has the option to purchase 10,000 shares of the Company’s common stock for $100 for each $25,000 of outstanding debt. Additionally, the notes state that the note holders can continue to purchase common stock in the Company at a rate of 5,000 shares of common stock for $50 for each $25,000 of outstanding debt for each 30 day period until the notes are paid in full. At September 30, 2001, the Company had received $1,050 for 105,000 shares. The $1,050 is included in the accompanying balance sheet as deposits on common stock to be issued as the shares have not yet been issued. In October 2001, the Company issued 110,000 shares to satisfy the defaults.

The Company is recording interest expense for the difference between the fair market value of the Company’s common stock on the date the loan proceeds are received and the exercise price of $.01 per common share for any shares that the note holders have a right to receive. The interest charge for the nine months ended September 30, 2001 was approximately $50,000.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY

In January 2001, the Company issued 210,112 shares of common stock at prices between $.30 and $.35 for services which included 165,000 shares under a continuing agreement for product endorsements. An aggregate of $71,148 was charged to operations during the nine months ended September 30, 2001.

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

In September 2001, the Company entered into agreements to sell 772,729 shares of common stock at prices between $.11 and $.15 per share. The shares were not issued until October 2001. The proceeds of $92,000 are included in the balance sheet as deposits on common stock to be issued. In October 2001, the Company sold an additional 303,030 shares of common stock at $.11 per share.

In March 2001, the Company issued 335,500 shares of common stock at $.25 per share under the terms of the second private placement which has been closed. In addition, 64,500 shares of common stock were issued to the individual who helped arrange the private placement.

In September 2001, the Company entered into a consulting agreement for marketing services for a term of six months. Under the terms of this agreement, the
Company issued the consultant options to purchase 350,000 shares of the
Company’s common stock at a price of $.19 per share. These options are exercisable for a period of twenty-four months. These options have been valued using the Black-Scholes option pricing model which has resulted in a charge to operations of $32,410.

In October 2001, the Company issued 560,000 shares of common stock for financial consulting and marketing services. One of these agreements began prior to the end of the third quarter and this has resulted in a prepaid expense and an accrual of $6,481 in the accompanying balance sheet. Under the terms of the consulting agreements, the Company also issued 100,000 options at $.25, 100,000 options at $.35, 75,000 options at $.50 per share which are exercisable for a period of three years. These options have been valued using the Black-Scholes option pricing model which has resulted in a charge to operations of $55,815.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

PLAN OF OPERATION

     The Company is in the development stage and has received some royalty revenues from Real Pure Beverage Group, LLC, Bio Resonance Technology, Inc.,
Canada and Palmer Natural Products, Inc., San Juan Capistrano, California during the third quarter of 2001. The Company has incurred losses of approximately
$1,000,000 for the nine months ended September 30, 2001. It has incurred losses of approximately $10,200,000 since its inception. Of that amount, approximately
$4,400,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered and interest.

2001 Operations Compared to 2000

     The net loss decreased from approximately $1,500,000 to approximately
$1,000,000 for the nine months ended September 30, 2000 as compared to September
30, 2001. This change is primarily as a result of a decrease in noncash compensation for the nine months ended September 30, 2001 of approximately
$400,000 and management cost controls. In addition, the net loss decreased from approximately $500,000 to approximately $400,000 for the three month period ended September 30, 2000 to 2001 resulting from a reduction in noncash compensation.

     Since early May 2000, the Company jointly launched its marketing campaign with Real Pure Beverage Group, LLC, for promoting resonated high energy sport drink (Real Pro). Brett Favre is the official spokesperson for Real Pro sports drink produced and bottled by Real Pure Beverage Group, LLC. These marketing and national distribution initiatives continue and have expanded during 2001.

     In addition, the Company has received approval and a CE-Mark issuance from the European Union, thus allowing distribution and commercialization of its medical resonators in 2001. Marketing and distribution plans through EKINSA are currently ahead of schedule. The Company has also received approval by Health
Canada licensing authorities for commercialization and distribution of medical resonators and said license has now expanded not only to cover all medical resonator models but also licensing clearance by Health Canada covering "all types of pain" instead of being limited to arthritic pain. Bio Resonance
Technology, Inc., now operates two medical centers (Calgary and Winnipeg) and a third center under planning and construction for southeast Canada.

     Serrator Europe, SARL, Geneva, Switzerland, is currently under a global expansion through its' worldwide sub-license EKINSA of Madrid, Spain. Plans are currently underway to expand distribution, marketing and sales into Germany,
Portugal and France as well as key countries in Latin America such as Mexico,
Venezuela and Argentina during 2001 and 2002 thus generating a royalty stream for JRSE. (See September 2001 - PR Newswire Press Release.) Additional health clearances and approvals have been granted in Australia, Finland and Norway.
Currently, Serrato Europe, SARL, is developing additional distribution and marketing plans to cover these and other countries expected to receive clearances over the next six months.

     The Company expects FDA clearance of its 18" clinical resonator sometime before the end of 2001. The Company currently has on file a 510-k submission to the Radiological Division of FDA which is under review. In December 2001, the
Company is expected to meet with FDA management personnel and authorities in order to discuss the Company's submission and other pending matters dealing with the clearance, development, future research studies, and submissions of the
Jacobson Resonator and resonance technology advancements. The Company further expects to receive a broad "pain spectrum" clearance sometime in late 2002 or early 2003 as further research and clinical trials are completed and presented to FDA for additional clearances.

     The Company's agricultural, environmental and building licensing initiatives continue to show tremendous potential and interest particularly in the Pan Asian and Pacific Rim countries. As a result, the Company continues to investigate licensing and joint venture opportunities in the region, from which it expects to generate additional revenues. Research at Texas A&M University,
Mississippi State University and the University of Oklahoma have shown positive results that Jacobson Resonance Technology can beneficially affect the growth cycle of vegetables, fruits and liquids. The foregoing combination of events is also expected to generate ongoing revenues even though it is not a primary focus of the Company. These revenues from non-medical initiatives are expected to grow during the fourth quarter of 2001 and beyond.

Other possible sources of revenue for the Company during fiscal 2001 include the following:

1.   Licensing revenue from a larger medical products company for the development, marketing and distribution rights in connection with the use of Jacobson Resonance in the treatment of cardiac arrhythmia. Results thus far in cardiac pacing research at the University of Oklahoma Health Science
     Center have attracted interest by several major international medical device corporations.

2.   Licensing revenue from Palm7er Natural Products, Inc. and Perfect Living
     Systems, Inc., two nutraceutical laboratories and formulary companies located in southern California. The Company has received initial royalty revenues from both of these firms in September 2001 covering third quarter payments. This royalty stream is expected to increase and continue during the fourth quarter of 2001 and beyond.

3.   Licensing revenue from existing licensee for building, construction and the environment from Enviro Brick and Block Ltd. and Enviro Products, Ltd.
     The Company has signed an exclusive licensing agreement since August 2000.
     Royalty revenues from new and existing Canadian and U.S. manufacturing plants are expected to commence by late second quarter or early third quarter of 2002.

4.   Additional revenues from pending non-medical resonance licensing agreements which are currently under negotiations, legal review, and board approval which have not been made public as of the end of third quarter, but could substantially contribute in royalty revenues to the Company during 2002 and 2003.

5.   Expansion of global marketing and distribution services by EKINSA,
     Serrato Europe and Serrator Medical in Latin America, Middle East and
     Pacific Rim countries in addition to the European Union.

     The Company will continue both use and product research and development for
Jacobson Resonance as a key ingredient in having numerous proven applications and uses of its resonance technology to provide revenue stream in medical as well as targeted non-medical areas through 2002 and 2003. It anticipates continued prototyping of additional models of the Jacobson Resonator for varying uses as funding becomes available for that purpose. The Company estimates approximately $40,000 in prototyping in 2001 and approximately $110,000 additionally in 2002 for a combined total of $150,000 in prototyping design.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2001

     The Company's cash on hand at September 30, 2001, was $406, as compared to
$406,018 at September 30, 2000. Revenues for the quarter ended September 30,
2001 were $17,242 as compared to $23,361 for the quarter ended September 30,
2000. The Company had a net loss of approximately $1,000,000 for the nine months ended September 30, 2001 as compared to a net loss of approximately $1,500,000 for the nine months ended September 30, 2000.

     Since the beginning of the year, the Company has received approximately
$93,000, from the sale of securities and $285,000 from the proceeds of several notes payable. The Company anticipates that its existing resources will be sufficient to fund its plan of operation through 2001 and beyond. By the end of
2001, the Company expects to be generating sufficient revenue to fund its plan of operation. However, if the Company by that time is not generating any revenue or is generating insufficient revenue for such funding, then the Company may have to seek additional funds through either debt or equity financing. The
Company's year-end financial statements include an explanatory paragraph about the Company's ability to continue as a going concern.

     The Company entered into a retainer agreement with the law firm of Jackson
Campbell, P.A., Washington, D.C. as a financial consultant and corporate representative for special projects. The Company has also entered into a retainer agreement with the law firm of Norman Sirak, Esq. of Canton, Ohio and
Washington, DC, as well as the law firm of Richard P. Greene, P.A. of Ft.
Lauderdale, Florida for SEC compliance.

     In April 2001, the Company entered into a consulting agreement with
Regulatory Insight, Inc., of Lakewood, Colorado for healthcare consulting services in addition to having a service healthcare consulting agreement for FDA since September 2000 with Quintiles Inc. and the Lewin Group.

     The Company has also entered into three agreements during third quarter
2001 with a communications company (EquityLink), public relations consultant
(CFC Enterprises, Inc.) and market consulting financial firm (1st.Source
Communications) for the purpose of enhancing education and knowledge about the
Company's technology, applications, and opportunities to the investment community at large.

     Note 3 of the financial statements refers to the fact that the Company received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. Note 3 reflects that the Company is in default. Management and the parties mutually understood that the 60 days term would not be met prior to execution of the notes. Although management agrees that the payment is late, management maintains the default is only technical since the contemplated late penalty provision entitles the Company to a roll over extension provision and entitles the holders options to purchase shares of the Company's common stock. Both parties have agreed upon entering this note that the roll over provision would be used.

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

     None.

ITEM 5.  OTHER EVENTS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8_K

     There were no reports on Form 8-K filed by the registrant for the quarter ending September 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JACOBSON RESONANCE ENTERPRISES, INC.

Date: November 6, 2001             By:  /s/ Jerry I. Jacobson
----------------------
                                       Jerry I. Jacobson, Chairman of the Board
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: November 6, 2001             By:  /s/ Jerry I. Jacobson
----------------------
                                       Jerry I. Jacobson, Chairman of the Board
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

Date: November 6, 2001             By:  /s/ Debra M. Jacobson
----------------------
                                       Debra M. Jacobson, Director, Senior Vice
                                       President, Treasurer and Secretary
                                       (Principal Financial and Accounting
                                        Officer)

                                       10