Form 10QSB/A
period 2001-06-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-04-25
CIK 1089393

                                 FORM 10-QSB/A
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
                                             ============          =============

  The accompanying notes are an integral part of these financial statements.

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

    Common Stock, $.001 Par Value,
        300,000,000 Shares Authorized;
        Issued and Outstanding, 55,623,480
          and 54,815,336 Shares,
          respectively                           55,623                 54,815

    Additional Paid in Capital                8,689,021              8,427,840

    Deficit Accumulated During
       the Development Stage                 (9,819,979)            (9,159,838)

    Common Stock in Treasury
       (600,000 Shares at Cost)                    (600)                  (600)

    Subscriptions Receivable                    (44,074)               (44,074)
                                             ------------          -------------
        Total Stockholders' Deficiency       (1,119,979)              (721,827)
                                             ------------          -------------
        Total Liabilities and
           Stockholders' Deficiency         $   246,514            $   522,920
                                            =============          =============

  The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                            For the Period
                                     For the Three Months         For the Six Months        from Inception
                                        Ended June 30,              Ended June 30,            to June 30,
                                     2001            2000        2001            2000            2001
                                   ------------------------    ------------------------    ----------------

REVENUES                           $  17,648     $   4,675     $  24,734     $   7,250       $   203,447
                                   ----------    ----------    ----------    ----------      ------------
COSTS AND EXPENSES:
    General and Administrative       326,824       335,689       716,323       947,894         5,370,915
    Research and Development          15,121        26,630        47,823       125,665         1,000,204
    Settlement Costs                      -             -             -             -          1,870,000
    Financing Costs                       -             -             -             -          2,095,704
                                   ----------    ----------    ----------    ----------      ------------
      Total Operating Expenses       341,945       362,319       764,146     1,073,559        10,336,823
                                   ----------    ----------    ----------    ----------      ------------
Other Income (Expense)
    Interest Income                    2,361        21,951         9,260        29,295           104,641
    Interest Expense                 (16,819)           -        (16,819)           -            (16,819)
    Gain on Sales of
       Resonance Machines             19,628            -         86,830            -            225,545
                                   ----------    ----------    ----------    ----------      ------------
NET LOSS                          $ (319,127)    $(335,693)    $(660,141)  $(1,037,014)      $(9,819,979)
                                  ===========    ==========    ==========  ============      ============

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                          $   (0.01)    $   (0.01)    $   (0.01)   $    (0.02)
                                  ===========   ===========   ===========  ============
    Diluted                        $   (0.01)    $   (0.01)    $   (0.01)   $    (0.02)
                                  ===========   ===========   ===========  ============

Shares Used to Compute
  Net Loss Per Share
    Basic                         55,623,480    46,731,058    55,426,220    42,352,977
                                  ===========   ===========   ===========  ============
    Diluted                       55,623,480    46,731,058    55,426,220    42,352,977
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

  The accompanying notes are an integral part of these financial statements.

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
                                           ============         ============   ===========        ============

  The accompanying notes are an integral part of these financial statements.

-Continued-

                   DEFICIT
                 ACCUMULATED
  ADDITIONAL        DURING                            COMMON        STOCKHOLDERS'
   PAID-IN       DEVELOPMENT     SUBSCRIPTION        STOCK IN         EQUITY
   CAPITAL         STAGE           RECEIVABLE        TREASURY      (DEFICIENCY)
-------------   -------------   ---------------   --------------   --------------

2,235,723      (1,559,920)          (44,074)           (600)          663,475

  420,375              -                 -               -            421,689

   60,883              -                 -               -             61,174

1,754,100              -                 -               -          1,755,000

   99,500              -                 -               -            100,000

  333,332              -                 -               -            333,332

  902,194              -                 -               -            904,057

       -       (3,657,966)               -               -         (3,657,966)
-------------   -------------   ---------------   --------------   -------------
5,806,107      (5,217,886)          (44,074)           (600)          580,761

  378,555              -                 -               -            378,940

1,095,497              -                 -               -          1,097,618

  242,031              -                 -               -            242,031

  870,000              -                 -               -            870,000

   50,635              -                 -               -             50,775

  (14,985)             -                 -               -                 -

       -       (3,941,952)               -               -         (3,941,952)
-------------   -------------   ---------------   --------------   -------------
8,427,840      (9,159,838)          (44,074)           (600)         (721,827)

   70,938              -                 -               -             71,148

  166,450              -                 -               -            167,048

   23,793              -                 -               -             23,793

       -         (660,141)               -               -           (660,141)
-------------   -------------   ---------------   --------------   -------------

$8,689,021    $(9,819,979)       $  (44,074)        $   (600)      $(1,119,979)
=============   =============   ===============   ==============   =============

  The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 For the Period
                                                                                                                 from Inception
                                                                  For the Six Months Ended June 30,               to June 30,
                                                                   2001                      2000                    2001
                                                            -------------------       -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                    $ (660,141)              $(1,037,014)            $ (9,819,979)
    Adjustments to Reconcile Net Loss to Net Cash
       Used in Operating Activities:
            Depreciation                                            20,341                    18,522                   76,779
            Amortization                                                 -                         -                    7,742
            Allowance for Doubtful Amounts Due
              from Officer/Shareholder                                   -                         -                  200,000
            Write off of Licensing Costs                                 -                         -                  126,582
            Fair Value of Common Stock Issued
              for Services Rendered                                 71,148                   368,000                1,061,857
            Fair Value of Common Stock Issued
              for Interest Expense                                       -                         -                    6,781
            Stock Issued for Conversion of
              Warrants Attributed to Interest                            -                         -                1,754,100
            Beneficial Conversion Feature of
              Debentures                                                 -                         -                  333,332
            Fair Value of Options Issued                            23,793                    55,301                1,137,887
            Disposition of Fixed Assets                             31,238                         -                   31,238

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                     17,716                         -                   (3,972)
            Prepaid Expenses and Other                              18,281                    10,561                  (23,956)
            Deposits                                                     -                    (3,245)                  (1,395)
            Accounts Payable and Accrued Expenses                   (4,577)                  (16,950)                 170,773
            Other Liabilities                                       20,000                         -                   20,000
            Litigation Settlement Payable                                -                         -                1,000,000
                                                            -------------------       -------------------      ------------------

Net Cash Used in Operating Activities                             (462,201)                 (604,825)              (3,922,231)
                                                            -------------------       -------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                              (3,318)                  (62,094)                (248,586)
    Loans made to Shareholder and Employee                               -                  (250,000)                (250,000)
    Payment for Licensing Costs                                          -                         -                 (126,582)
                                                            -------------------       -------------------      ------------------

Cash Used in Investing Activities                                    (3,318)                 (312,094)               (625,168)
                                                            -------------------       -------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                            -                         -                    (600)
    Proceeds from Notes Payable                                     175,000                         -                 235,000
    Proceeds from Issuance of Debentures                                  -                         -                 890,490
    Proceeds from Exercise of Warrants                                    -                         -                     900
    Proceeds from Exercise of Options                                     -                    34,775                  50,775
    Proceeds from Common Stock to be Issued                             720                         -                  70,117
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                                     -                         -                 653,976
    Proceeds from Issuance of Common Stock                           97,651                 1,113,620               2,673,363
                                                            -------------------       -------------------      ------------------

Net Cash Provided by Financing Activities                           273,371                 1,148,395               4,574,021
                                                            -------------------       -------------------      ------------------
Net Increase (Decrease) in Cash and Cash Equivalents               (192,148)                  231,476                  26,622

Cash and Cash Equivalents - Beginning of Period                     218,770                   579,518                      -
                                                            -------------------       -------------------      ------------------
Cash and Cash Equivalents - End of Period                          $ 26,622                 $ 810,994                $ 26,622
                                                            ===================       ===================      ==================
NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt                   $      -                 $       -                $ 60,000
                                                            ===================       ===================      ==================
  Issuance of Common Stock for Deposits                            $ 69,397                 $       -                $ 69,397
                                                            ===================       ===================      ==================
  Subscriptions Receivable for Issuance of Common Stock            $      -                 $       -               $ 698,050
                                                            ===================       ===================      ==================
  Conversion of debentures into common stock                       $      -                 $       -              $1,000,000
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

In April 2001, the Company approved the granting of options to purchase
4,392,500 shares of common stock at a price of $.30 per share. Options to purchase 4,310,000 shares of common stock were issued to employees and directors. Options to purchase 82,500 shares of common stock were issued to non-employees for services and were valued using the Black-Scholes option pricing model at $23,793 and have been charged to operations during the quarter ended June 30, 2001.

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

PLAN OF OPERATION

     The Company is in the development stage and has received some revenues from
RealPure licensing operations during the second  quarter of 2001. It incurred losses of $660,141 for the six months ended June 30, 2001. It has incurred losses of $9,819,979 since its inception. Of that amount, $4,293,957 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's  management and third parties for services rendered and interest.

2001 Operations Compared to 2000

     The net loss decreased from $1,037,014 to $660,141 for the six months ended
June 30, 2000 as compared to June 30, 2001. In addition, the net loss decreased from $335,693 to $319,127 for the three months ended June 30, 2001 as compared to June 30, 2000.  This change is primarily as a result of a decrease in noncash compensation for the six months ended June 30, 2001 of approximately $321,000.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2001

     The Company's cash on hand at June 30, 2001, was $26,622, as compared to
$71,469 at March 31, 2001. Revenues for the quarter ended June 30, 2001 were
$17,648, as compared to $4,675 for the quarter ended June 30, 2000. The Company had a net loss of $660,141 for the six months ended June 30, 2001 as compared to a net loss of $1,037,014 for the six months ended June 30, 2000. This change is primarily as a result of a decrease in noncash compensation for the six months ended June 30, 2001 of approximately $321,000.

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

                      JACOBSON RESONANCE ENTERPRISES, INC.

Date: April 25, 2002                    By:    /s/ Jerry I. Jacobson
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

Date: April 25, 2002                    By:   /s/ Jerry I. Jacobson
                                        ------------------------------------
                                        Jerry I. Jacobson, Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Date: April 25, 2002                    By:   /s/ Debra M. Jacobson
                                        ------------------------------------
                                        Debra M. Jacobson, Director, Senior Vice
                                            President, Treasurer and Secretary
                                              (Principal Financial and
                                                  Accounting Officer)

