Form 10QSB/A
period 2001-09-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-04-25
CIK 1089393

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

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                       September 30,     December 31,
                                                       2001              2000
                                                       (Unaudited)
                                                       ------------------------------
CURRENT ASSETS

    Cash and Cash Equivalents                          $         406     $    218,770
    Accounts Receivable                                        4,786           21,688
    Due from Officer/Shareholder                              50,000           50,000

    Prepaid Expenses and Other                                28,108           42,237
                                                       -------------     ------------

        Total Current Assets                                  83,300          332,695

    Property and Equipment, at Cost,
        (Net of Accumulated Depreciation
         of $81,144 and $56,438, respectively)               130,924          188,830

    Deposits                                                   1,395            1,395

    Due from Officer/Shareholder, Net of Allowance
      for Doubtful Amounts of $200,000                         -                  -

    Deferred Income Tax Asset, Net of Valuation
      Allowance of $2,184,000 and $1,968,000,
      respectively)                                            -                  -
                                                       -------------     ------------

      Total Assets                                     $     215,619     $    522,920
                                                       =============     ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses              $     261,551     $    175,350

    Due to Officer/Shareholder                                35,000             -
    Litigation Settlement Payable                          1,000,000        1,000,000
    Deposits on Common Stock to be Issued                     93,470           69,397
    Notes Payable                                            250,000             -

    Other Liabilities                                         20,000             -

        Total Current Liabilities                          1,660,021        1,244,747
                                                       -------------     ------------

STOCKHOLDERS' DEFICIENCY

    Preferred Stock $.001 Par Value, 5,000,000
     Shares Authorized;
        Issued and Outstanding, 30,000 Shares                     30               30
    Common Stock, $.001 Par Value, 300,000,000
     Shares Authorized;
        Issued and Outstanding, 55,623,480 and
         54,815,336 Shares, respectively                      55,623           54,815
    Additional Paid in Capital                             8,807,999        8,427,840
    Deficit Accumulated During the Development Stage    (10,263,380)      (9,159,838)
    Common Stock in Treasury (600,000 Shares at Cost)          (600)            (600)
    Subscriptions Receivable                                (44,074)         (44,074)
                                                       -------------     ------------

        Total Stockholders' Deficiency                   (1,444,402)        (721,827)
                                                       -------------     ------------

        Total Liabilities and Stockholders' Deficiency $     215,619     $    522,920
                                                       =============     ============

The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                                    For the Period
                                               For the Three Months      For the Nine Months         from Inception
                                                Ended September 30,       Ended September 30,       to September 30,
                                                 2001         2000           2001        2000              2001
                                             -----------  -----------  ------------  -----------  --------------------

REVENUES                                     $  17,242    $    23,361  $     41,976  $    30,611  $            220,719
                                             -----------  -----------  ------------  -----------  --------------------

COSTS AND EXPENSES:
    General and Administrative                   362,849      494,968     1,079,172    1,477,379             5,733,764
    Research and Development                      58,819       33,402       106,642      159,067             1,059,023
    Settlement Costs                                   -            -             -            -             1,870,000
    Financing Costs                                    -            -             -            -             2,095,704
                                             -----------  -----------  ------------  -----------  --------------------

        Total Operating Expenses                 421,668      528,370     1,185,814    1,636,446            10,758,491
                                             -----------  -----------  ------------  -----------  --------------------

Other Income (Expense)
    Interest Income                                   -         5,457         8,261       34,752               104,641
    Interest Expense                            (38,975)            -      (54,795)            -              (55,794)
    Gain on Sales of Resonance Machines               -        10,364        86,830       44,881               225,545
                                             -----------  -----------  ------------  -----------  --------------------

NET LOSS                                     $ (443,401)  $ (489,188)   (1,103,542) $(1,526,202)  $       (10,263,380)
                                             ===========  ===========  ============  ===========  ====================

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                    $    (0.01)  $    (0.01)  $     (0.02)  $    (0.03)
                                             ===========  ===========  ============  ===========
    Diluted                                  $    (0.01)  $    (0.01)  $     (0.02)  $    (0.03)
                                             ===========  ===========  ============  ===========

Shares Used to Compute Net Loss Per Share
    Basic                                     55,623,480   54,615,336    55,492,696   46,469,164
                                             ===========  ===========  ============  ===========
   Diluted                                    55,623,480   54,615,336    55,492,696   46,469,164
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

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Period form Inception to September 30, 2001
                                   (Unaudited)
                                                                                 DEFICIT
                                                                              ACCUMULATED                        STOCK-
                                                                   ADDITIONAL DURING THE               COMMON    HOLDERS'
                                COMMON STOCK     PREFERRED STOCK   PAID-IN    DEVELOPMENT SUBSCRIPTION STOCK IN  EQUITY
                             ----------------------------------------------------------------------------------------------
                               ISSUED   AMOUNT   ISSUED   AMOUNT   CAPITAL    STAGE       RECEIVABLE   TREASURY (DEFICIENCY)
                             ----------------------------------------------------------------------------------------------

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
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
               For the Period form Inception to September 30, 2001
                                   (Unaudited)
                                                                              DEFICIT
                                                                              ACCUMULATED                       STOCK-
                                                                   ADDITIONAL DURING THE               COMMON   HOLDERS'
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

Issuance of Common Stock
 for Services
   Rendered at Prices
    between $.18 and $2.69
    per Share                 1,313,903    1,314     -        -       420,375     -              -         -    421,689

Issuance of Common Stock
  for Repayment of Debt         291,305      291     -        -        60,883     -              -         -     61,174

Issuance of Common Stock
 for Exercise of Warrants       900,000      900     -        -     1,754,100     -              -         -  1,755,000

Sales of Shares at $.20
 per Share                      500,000      500     -        -        99,500     -              -         -    100,000

Beneficial Conversion
 Feature on Convertible
 Debentures                       -        -         -        -       333,332     -              -         -    333,332

Issuance of Common Stock
 for Conversion of
 Debentures                   1,862,876    1,863                      902,194     -              -         -    904,057

Net Loss                          -        -         -        -         -     (3,657,966)        -         - (3,657,966)

 Balance, December 31, 1999  37,169,127   37,169   45,000       45  5,806,107 (5,217,886)     (44,074)    (600) 580,761

Issuance of Common Stock
 for Services Rendered at
 Prices between $.21 and
 $1.52 per Share                385,342      385     -        -       378,555     -              -         -    378,940

Sales of Shares a $.13
 to $.65 per Share            2,120,867    2,121     -        -     1,095,497     -              -         -  1,097,618

Fair Value of Options
 Issued to Consultants            -        -         -        -       242,031     -              -         -    242,031

Fair Value of Options
 Issued on Settlement             -        -         -        -       870,000     -              -         -    870,000

Issuance of Common Stock
 for Exercise of Options        140,000      140     -        -        50,635     -              -         -     50,775

Issuance of Common Stock
 Upon Conversion of
  Preferred Stock            15,000,000   15,000 (15,000)     (15)   (14,985)     -              -         -        -

Net Loss                          -        -         -        -         -     (3,941,952)        -         - (3,941,952)
                             --------- --------- -------- -------- ---------- ----------- ------------ -------- ------------

Balance, December 31, 2000   54,815,336   54,815   30,000       30  8,427,840 (9,159,838)     (44,074)    (600)(721,827)

Issuance of Common Stock
 for Services
  Rendered at Prices
  between $.30 and $.35
  per Share                     210,112      210     -        -        70,938    -               -         -     71,148

 Issuances of Common Stock
 from Private Placements at
     Prices Between $.25
     and $.42 Per Share         598,032      598     -        -       166,450    -               -         -    167,048

Fair Value of Options Issued
 to Consultants                   -        -         -        -       142,771    -               -         -    142,771

Net Loss                          -        -         -        -         -     (1,103,542)        -         - (1,103,542)
                             --------- --------- -------- -------- ---------- ----------- ------------ -------- ------------
                                                                                                            $(1,444,402)
Balance, September 30, 2001  55,623,480 $ 55,623  30,000 $     30 $8,807,999 $(10,263,380)$   (44,074) $ (600)
                             ========= ========= ======== ======== ========== =========== ============ ====== ==========

The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                                       For the Period
                                                                                                       from Inception
                                                         For the Nine Months Ended September 30,       to September 30,
                                                                 2001            2000                        2001
                                                           ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $  (1,103,542)    $ (1,526,202)             $   (10,263,380)
    Adjustments to Reconcile Net Loss to Net Cash
       Used in Operating Activities:
            Depreciation                                           29,985           27,622                       86,423
            Amortization                                          -                -                              7,742
            Allowance for Doubtful Amounts Due from
             Officer/Shareholder                                  -                -                            200,000
            Write off of Licensing Costs                          -                -                            126,582
            Fair Value of Common Stock Issued for Services
             Rendered                                              71,148          368,000                    1,061,857
            Fair Value of Common Stock Issued for Interest
             Expense                                              -                -                              6,781
            Stock Issued for Conversion of Warrants
             Attributed to Interest                               -                -                          1,754,100
            Beneficial Conversion Feature of Debentures           -                -                            333,332
            Fair Value of Options Issued                          142,771          198,801                    1,256,865
            Disposition of Property and Equipment                  31,238          -                             31,238

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                    16,902         (13,300)                      (4,786)
            Prepaid Expenses and Other                             14,129           14,249                     (28,108)
            Deposits                                              -                (3,245)                      (1,395)
            Accounts Payable and Accrued Expenses                  86,202         (40,431)                      261,552
            Other Liabilities                                      20,000          -                             20,000
            Litigation Settlement Payable                         -                -                          1,000,000
                                                           --------------    -------------             ----------------

Net Cash Used in Operating Activities                           (691,167)        (974,506)                  (4,151,197)
                                                           --------------    -------------             ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                            (3,318)         (77,387)                    (248,586)
    Loans made to Shareholder and Employee                        -              (250,000)                    (250,000)
    Patent Costs                                                  -                -                          (126,582)
                                                           --------------    -------------             ----------------

Cash Used in Investing Activities                                 (3,318)        (327,387)                    (625,168)
                                                           --------------    -------------             ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of Treasury Stock                                    -                -                              (600)
    Proceeds from Notes Payable                                   250,000                                       310,000
    Proceeds from Officer/Shareholder                              35,000          -                             35,000
    Proceeds from Issuance of Debentures                          -                -                            890,490
    Proceeds from Exercise of Warrants                            -                -                                900
    Proceeds from Exercise of Options                             -                 50,775                       50,775
    Proceeds from Common Stock to be Issued                        93,470          -                            162,867
    Proceeds from Issuance of Common Stock
        from Subscriptions Receivable                             -                -                            653,976
    Proceeds from Issuance of Common Stock                         97,651        1,077,618                    2,673,363
                                                           --------------    -------------             ----------------

Net Cash Provided by Financing Activities                         476,121        1,128,393                    4,776,771
                                                           --------------    -------------             ----------------

Net Increase (Decrease) in Cash and Cash Equivalents            (218,364)        (173,500)                          406

Cash and Cash Equivalents - Beginning of Period                   218,770          579,518                      -
                                                           --------------    -------------             ----------------

Cash and Cash Equivalents - End of Period                  $          406    $     406,018             $            406
                                                           ==============    =============             ================

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for Repayment of Debt           $      -          $      -                  $         60,000
                                                           ==============    =============             ================

  Issuance of Common Stock for Deposits                    $       69,397    $      -                  $         69,397
                                                           ==============    =============             ================

  Subscriptions Receivable for Issuance of Common Stock    $      -          $     -                   $        698,050
                                                           ==============    =============             ================

  Conversion of debentures into common stock               $      -          $     -                   $      1,000,000
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

In April 2001, the Company approved the granting of options to purchase
4,392,500 shares of common stock at a price of $.30 per share. Options to purchase 4,310,000 shares of common stock were issued to employees and directors. Options to purchase 82,500 shares of common stock were issued to non-employees for services and were valued using the Black-Scholes option pricing model at $23,793 and were charged to operations during the quarter ended June 30, 2001.

In July 2001, the Company approved the granting of options to purchase
11,045,000 shares of common stock at a price of $.25 per share. Options to purchase 10,875,000 shares of common stock were issued to employees and directors. Options to purchase 170,000 shares of common stock were issued to non-employees for services and were valued using the Black-Scholes option pricing model at $30,753 and were charged to operations during the quarter ended September 30, 2001.

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

PLAN OF OPERATION

     The Company is in the development stage and has received some royalty revenues from Real Pure Beverage Group, LLC, Bio Resonance Technology, Inc.,
Canada and Palmer Natural Products, Inc., San Juan Capistrano, California during the third quarter of 2001. The Company has incurred losses of approximately
$1,100,000 for the nine months ended September 30, 2001. It has incurred losses of approximately $10,200,000 since its inception. Of that amount, approximately
$4,400,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of the Company's management and third parties for services rendered and interest.

2001 Operations Compared to 2000

     The net loss decreased from approximately $1,500,000 to approximately
$1,100,000 for the nine months ended September 30, 2000 as compared to September
30, 2001. This change is primarily as a result of a decrease in noncash compensation for the nine months ended September 30, 2001 of approximately
$400,000 and management cost controls. In addition, the net loss decreased from approximately $500,000 to approximately $400,000 for the three month period ended September 30, 2000 to 2001 resulting from a reduction in noncash compensation.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2001

     The Company's cash on hand at September 30, 2001, was $406, as compared to
$406,018 at September 30, 2000. Revenues for the quarter ended September 30,
2001 were $17,242 as compared to $23,361 for the quarter ended September 30,
2000. The Company had a net loss of approximately $1,100,000 for the nine months ended September 30, 2001 as compared to a net loss of approximately $1,500,000 for the nine months ended September 30, 2000.

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