Form 10KSB
period 2001-12-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-04-25
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        Commission File Number 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.

           NEVADA                                           65-0684400
 --------------------------                              ----------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

    8200 Jog Road, Suite 100, Boynton Beach, Florida     33437
    ------------------------------------------------    -------
       (Address of principal executive offices)         (Zip Code)

  Company's telephone number, including area code:     (561) 752-4141

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
[ ]

The Company's revenues for fiscal year 2001 were $182,030.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $36,309,237 based on the closing price of
$0.225 as of April 1, 2002.*

As of April 1, 2002, the Company had a total of 60,440,838 shares of common stock outstanding.

-----------------------
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
CREATE, SUSTAIN, MANAGE OR FORECAST ITS GROWTH; ITS ABILITY TO ATTRACT AND
RETAIN KEY PERSONNEL; ITS ABILITY TO PROTECT TECHNOLOGY; CHANGES IN ITS BUSINESS
STRATEGY OR DEVELOPMENT PLANS; COMPETITION; DEMOGRAPHIC CHANGES; BUSINESS
DISRUPTIONS; ADVERSE PUBLICITY; AND INTERNATIONAL, NATIONAL AND LOCAL GENERAL
ECONOMIC AND MARKET CONDITIONS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

EXECUTIVE OFFICES

     Our corporate offices are located at 8200 Jog Road, Suite 100, Boynton
Beach, Florida 33437. We can be reached by telephone at (561) 752-4141, by fax transmission to (561) 752-3939 or via e-mail at jacobsonres@aol.com.

INTRODUCTORY

     Jacobson Resonance Enterprises, Inc., (the "Company," "we" or "us), is a
Nevada corporation incorporated on March 6, 1988 and was originally known as
Pioneer Services International, Ltd. On June 4, 1996, the Company acquired
Jacobson Resonance Machines, Inc., a closely held Florida corporation founded
Dr. Jerry I. Jacobson, in exchange for 57,220,000 shares of the Company's common stock, or a 92% equity interest at that time in the Company. On July 30, 1998, we changed our name to Jacobson Resonance Enterprises, Inc.

     Our company is in the developmental stage. We are developing electromagnetic resonance technology ("Jacobson Resonance") focusing initially on healthcare. Our patented Jacobson Resonance technology is licensed from the
Company's founder, Chairman of the Board and Chief Science and Technology
Officer, Dr. Jerry I. Jacobson.

     We are planning to use Jacobson Resonance for the reduction of chronic and acute pain, commencing with magnetotherapy for the knee.

     Jacobson Resonance utilizes extremely weak physiologic (like those found in the human heart, brain and other organs), low frequency electromagnetic fields to beneficially alter molecular characteristics. We plan to use joint venture and licensing arrangements, as well as our own resources, to develop, manufacture, distribute and market various applications of Jacobson Resonance.

PRODUCTS

     We have developed four different clinical models of the Jacobson Resonator for the alleviation of chronic and acute pain. These models include 18-inch
(expandable), 22-inch (expandable), 4-foot and 7-foot resonators and are now being sold or leased in Canada and Spain, and in Mexico (on a cost-recovery basis as authorized by the U.S. Food and Drug Administration ("FDA") for the
following therapeutic uses: magnetotherapy for a steomuscular pain (and soft tissue pain, including connective tissue such as ligaments and tendons). These resonators have been marketed in other European countries, Latin America, the
Pacific Rim and Australia commencing with the last quarter of 2001. Royalty and usage revenues began arriving from Canada in September 2001. Revenues began arriving from European and worldwide distribution during the last quarter of
2001. In 2001, we placed and sold 23 Jacobson Resonators in Europe and five in
Canada. Royalty and usage revenues from Canada in 2001 were $23,350 (plus
$70,000 for parts and equipment), and revenues from European and worldwide distribution in 2001 were $133,697 (plus $23,000 for parts and equipment). Upon clearance from the FDA these resonators would be marketed in the U.S. primarily through distributors by sales, leasing and participation in proprietary clinical settings.

OUR OPERATING RESULTS

Our operations have never been profitable. We have incurred net losses from the beginning of our development through December 31, 2001, of $10,871,443; and it is expected that we will continue to incur operating losses in the future. In
2001, we generated revenues of $182,030 and incurred operating expenses of
$1,850,474 and had a net loss of $1,771,605. As of March 15, 2002, we had
$83,400 of cash on hand to fund operations. There is no assurance that we will continue to be able to be able to fund our operations with investments by third parties or that we will operate profitably in the future.

REGULATORY CLEARANCES

     We have received regulatory clearances, and are marketing our products, in
Europe, Canada and Mexico (the latter being in accordance with FDA cost recovery guidelines). The clinical resonators require FDA clearance before they can be commercially used in the United States of America. See "Government Regulation."
We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States of America. We anticipate FDA clearance of our
18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee by the end of the second quarter of 2002. There is no assurance that FDA clearance will be granted then, if at all.

     Full approval and clearance for manufacturing of all model resonators have been received from Spain under the same CE-Mark license. Additionally, Spain has granted permission to treat all musculo-skeletal pain from the neck down. On
November 27, 2000, we received notification of licensing rights from the
Therapeutic Products Section of the Canadian Ministry of Health (Health Canada)
for commercialization and use of Jacobson Resonators in Canada and in other countries, which have reciprocity licenses and active trade agreements. The license issued covers osteoarthritic conditions and a broad spectrum of pain-related musculo-skeletal injuries. On September 27, 2001, Health Canada granted extended licensing rights to treat "all types of pain" no matter the cause. During the past two years Jacobson Resonators have been used in Mexico for the treatment of chronic and acute pain.

After FDA clearance, we plan to distribute the clinical models of the Jacobson
Resonators in the U.S. primarily through existing medical device distributors.

RISK FACTORS

     An investment in our common stock involves a significant degree of risk.
You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this prospectus before deciding to invest in our common stock.

We have only a limited operating history and have not operated profitably since commencement of operations. We will be required to raise substantial amounts of capital.

     Our operations have never been profitable. We have incurred net losses from the beginning of our development through December 31, 2001, of $10,871,443; and
it is expected that we will continue to incur operating losses in the future. In
2001, we generated revenues of $182,030 and incurred operating expenses of
$1,850,474 and had a net loss of $1,711,605. As of March 15, 2002, we had
$83,400 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

     We will be required to raise substantial amounts of capital to continue development and commercialization of our existing and proposed products, and there is no assurance that we will be able to raise this additional required capital.

     We have been the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding.

     Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued
operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We only have funds on hand sufficient to carry us through the end of the second quarter of 2002, and the audit opinion could impact adversely our ability to obtain financing.

We have a significant obligation as a result of settlement of a lawsuit against
Dr. Jerry I. Jacobson, our founder.

We have an obligation, pursuant to the settlement of a lawsuit filed by two plaintiffs regarding ownership of certain patents licensed to us by Dr. Jerry I.
Jacobson, to pay the plaintiffs the sum of $1,000,000, which obligation is currently due and payable. This obligation is owed both by Dr. Jacobson and by us, and we intend to pay this amount to the plaintiffs when we have available funds. Up to this point, the plaintiffs have not attempted to enforce payment of this amount through the courts; however, there is no assurance that they will not so pursue their legal remedies and obtain a judgment against us, which at this point would force us to file for bankruptcy. See "Legal Proceedings".

Our future revenues are unpredictable.

     As a result of our limited operating history and the emerging nature of the market in which we compete, we are unable to accurately forecast our revenues.
Revenues and operating results generally depend on regulatory approvals, the volume of, timing of and ability to fulfill orders received, and competitive conditions, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.
Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

There is no assurance that we will be able successfully to develop and commercialize our technology.

     Commercialization of our technology will require regulatory clearances, substantial additional capital and a successful commercial product. There is no assurance that we will be able to develop a successful commercial product. If we are not successful in so commercializing our product or products, and your investment in the Company will be lost.

Our products may not be eligible for insurance reimbursement.

At this time, our products are not eligible for insurance reimbursement, although reimbursement for use of our products is being considered by insurance companies in Europe and Canada. Overall, we expect reimbursement to be approved in Europe and Canada, and later in the United States following FDA clearance.
However, if insurance reimbursement is not available, sales and usage of our products would be adversely affected.

Even if we and our licensees are successful in developing our proposed technology, there is no assurance that we and our licensees will be able to market the technology commercially.

     We are not experienced in marketing our type of proposed technology to the intended market and, even assuming we successfully develop the product or products targeted for this intended market, there is no assurance that this market will accept these product or products. In this case, you could lose your entire investment in the Company.

We will need to raise substantial additional capital to complete development of our proposed technology and to commercialize the technology. There is no assurance that we will be able to secure the additional capital investments required to complete product development and commercialize the technology.

     Substantial additional capital, which we estimate to be in the range of $5 million to $10 million will be required to complete development (including possible redesign and enhancement of existing products, for example, water immersion products, which product enhancements would require separate FDA clearance) and regulatory clearances of our proposed commercial products and to bring those products to market. There is no assurance that, even if our initial commercial products perform as intended, we will be successful in attracting this amount of additional capital. If we are not successful in attracting this additional capital, an investment in us may be lost.

If our proposed products do not achieve market acceptance, we will not be able to generate the revenue necessary to support our business.

     Our proposed products represent a fundamentally new way of relief of pain and therapy for certain types of injuries, diseases or other medical conditions.
If our proposed products fail to achieve market acceptance, potential users will not purchase our products and we will not be able to generate the revenue necessary to support our business.

Our proposed products are subject to a lengthy and uncertain domestic regulatory process. If we do not obtain and maintain the necessary domestic regulatory approvals, we will not be able to market and sell these products in the United
States.

     Our proposed products are subject to regulation in the United States by the
FDA. See "Government Regulation". The FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States. Our products have not been approved by the FDA for any therapeutic procedures. On
March 27, 2002, in connection with our pending application for clearance, we received two additional questions from the FDA, and the FDA notified us that they would conduct an on-site audit of our original data in Marbella, Spain, at the Costa del Sol hospital. We expect that this audit will be scheduled to take place in April. We anticipate FDA clearance of our 18-inch clinical Jacobson
Resonator for treatment of chronic pain from osteoarthritis of the knee by the end of the second quarter of 2002. However, there is no assurance that FDA clearance will be granted then, if at all. If we fail to obtain FDA approval for the use of those products requiring such approval, our business could be harmed and we would not be able to market and sell those products in the United States.

Our proposed products are also subject to various international regulatory processes and approval requirements. If we do not obtain and maintain the necessary international regulatory approvals, we will not be able to market and sell these proposed products in foreign countries.

     To be able to market and sell our proposed products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain regulatory approval in any foreign country in which we plan to market one or more of our proposed products, our ability to generate revenue would be harmed.

If we are unable to protect the intellectual property contained in our products from use by third parties, our ability to compete in the market would be harmed.

     Our commercial success will depend in part on obtaining patent and other intellectual property protection for the technologies contained in our products, and on successfully defending our patents and other intellectual property against third party challenges. We have in excess of 20 patents issued in the
U.S. and around the world. We have not licensed for our use any other person's patents.

     We could be required to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, could be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also cannot assure you that we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party's products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

Others may assert that our products, if developed, infringe their intellectual property rights, which may cause us to engage in costly disputes and, if we are not successful in defending ourselves, could also cause us to pay substantial damages and prohibit us from selling our proposed products.

     In addition to the issued patents of which we are aware, other parties may have filed, and in the future are likely to file, patent applications covering diagnostic products that are similar or identical to ours. We cannot assure you that any patents issuing from applications filed by a third party will not cover our products or will not have priority over our patent applications.

     The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending ourselves. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. Our recently settled litigation (see "Legal Proceedings"
involved the clam by the plaintiffs that they had an aggregate one-third ownership interest in creation patents. We settled this case for a cash payment
(still owing) of $1,000,000, by transferring 12,000,000 shares of our common stock from Dr. Jacobson's personal holdings, at the issuance of warrants to purchase 3,000,000 shares of common stock. All alleged rights of the plaintiffs in these patents were assigned to us in connection with this settlement.

The rights and measures we rely on to protect the intellectual property underlying our products may not be adequate to prevent third parties from using our technology which could harm our ability to compete in the market.

     In addition to patents, we plan to rely on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. We also realize that our trade secrets may become known through other means not currently foreseen by us.
Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Business -- Intellectual Property."

Neither we nor our licensees have experience in manufacturing our proposed products and may encounter manufacturing problems or delays that could adversely affect our success.

     We may be unable to establish or maintain reliable, high-volume manufacturing capacity. Even if this capacity can be established and maintained, the cost of doing so may increase the cost of our proposed products and reduce our ability to compete.

If our licensees' proposed manufacturing facilities do not meet federal or state manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in product delivery delays and lost revenue.

     Our or our licensees manufacturing facilities would be subject to periodic inspection by regulatory authorities and our operations would continue to be regulated by the FDA for compliance with Good Manufacturing Practice requirements. We would also be required to comply with the ISO 9000 series standards in order to produce products for sale in Europe. If we fail to comply with Good Manufacturing Practice requirements or ISO 9000 series standards, we would be required to cease all or part of our operations until we complied with these regulations. We cannot be certain that our facilities would be found to comply with Good Manufacturing Practice requirements or the ISO 9000 series standards in future audits by regulatory authorities.

The use of our proposed products could result in product liability claims that could be expensive, divert management's attention and harm our business.

     Although our technology has been recognized as safe by the FDA, there is no assurance that product liability claims would not be filed against us. If we decide to enter the area of diagnostics, in which we do not now participate, the analytical device industry has historically been litigious, and we would face financial exposure to product liability claims if the use of our products were alleged to result in a misdiagnosis or cause injury or death and a court agreed with those allegations. There is also the possibility that defects in the design or manufacture of our products might necessitate a product recall. Although we plan to maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. A product liability claim or any product recalls could also harm our reputation or result in a decline in revenues.

If we lose our key personnel or are unable to attract and retain additional personnel, our ability to compete would be harmed.

     We are highly dependent on the principal members of our management and scientific staff, in particular Dr. Jerry I. Jacobson, our Chairman of the Board and Chief Science Officer, and Alfonso Serrato, our President and Chief
Executive Officer. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional qualified personnel with expertise in research and development, clinical testing, government regulation, manufacturing, sales and marketing, and finance. Our product development plans depend in part on our ability to attract and retain engineers with experience in mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

We do not intend to pay dividends.

     It is unlikely that we will pay any dividends in the foreseeable future due to our anticipated substantial cash requirements for future operations. We anticipate using any proceeds of investments in us and any earnings received from operations, to complete the development and to obtain the requisite regulatory approvals for our proposed products, for the marketing, development and expansion of our proposed business, for operating capital and for corporate development and expansion activities.

Our common stock is regulated as a "penny stock" by the Securities and Exchange
Commission.

     We are subject to additional regulation by the Securities and Exchange
Commission under its rules regulating broker-dealer practices in connection with transactions in "penny stocks." This type of regulation may reduce the level of trading activity or your ability to sell the common stock. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the NASDAQ system. The penny stock rules require a broker-dealer, prior to a transaction in a regulated penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide information concerning his compensation for the penny stock purchase, current prices of the penny stock, and a special written determination that the penny stock is a suitable investment for the purchaser.

     Our founding stockholders control us and will continue to be able to elect our entire board of directors.

     Our principal stockholders presently hold 49% of the voting rights for our
Common Stock (including the voting rights of the preferred stock held by Dr.
Jacobson). Our stockholders do not have the right of cumulative voting for the election of directors. Accordingly, it is reasonable to assume that the existing stockholders will continue to be able to elect all of our directors and control our corporate affairs.

The market for our common stock is poorly developed. Purchasers of our securities should anticipate a thin and volatile market. Investors that purchase our common stock may not be able to sell their securities.

     There are many days when our common stock does not trade at all in the over-the-counter market. The spread between the quoted bid and ask prices is usually great. The stock has never traded above $5, the price required to remove certain trading requirements imposed on Bulletin Board "penny stocks." Until these trading requirements are removed, many brokerage firms will not allow their brokers to recommend our stock for purchase by their customers. Investors that purchase our common stock may not be able to sell their securities.

BUSINESS

     Our Company is in the developmental stage. We are developing electromagnetic resonance technology ("Jacobson Resonance") focusing initially on healthcare. Our patented Jacobson Resonance technology is licensed from the
Company's founder, Chairman of the Board and Chief Science and Technology
Officer, Dr. Jerry I. Jacobson.

     We are planning to use Jacobson Resonance for the reduction of chronic and acute pain, commencing with magnetotherapy for the knee. Osteoarthritis, rheumatoid arthritis, lower back injuries, tendonitis, muscle spasms, sports injuries, carpal tunnel and tarsal tunnel syndromes, neuropathy, fibromyalgia and migraine, tension, cluster, sinus and menstrual headaches all cause chronic pain. Based on data developed by the National Chronic Pain Outreach Association, an estimated 34 million people in the United States of America suffer from chronic pain and approximately 50 million work-days are lost annually because of chronic pain.

     Jacobson Resonance utilizes extremely weak physiologic (like those found in the human heart, brain and other organs), low frequency electromagnetic fields to beneficially alter molecular characteristics. We are currently negotiating, and plan to continue to use joint venture and licensing arrangements, as well as our own resources, to develop, manufacture, distribute and market various applications of Jacobson Resonance.

PRODUCTS

     We have developed four different clinical models of the Jacobson Resonator for the alleviation of chronic and acute pain. These models include 18-inch
(expandable), 22-inch (expandable), 4-foot and 7-foot resonators and are now being sold or leased in Canada, Spain and Mexico for the following therapeutic uses: magnetotherapy for a steomuscular pain (and soft tissue pain, including connective tissue such as ligaments and tendons). These resonators have been marketed in other European countries, Latin America, the Pacific Rim and
Australia commencing with the last quarter of 2001 and marketing in these regions will increase significantly in 2002. Royalty and usage revenues began arriving from Canada in September 2001. We have a 16% royalty for Jacobson
Resonators sold in Canada, a flat annual fee of $6000 for each 18" Resonator placed for usage or leased, of $6300 for each 22" Resonator so placed or leased and of $7000 for each 7' Resonator so placed or leased, and per unit manufacturing royalties of $1500 on the 4' and 7' Resonators and of $1200 for
the 18" and 22" Resonators. Revenues began arriving from European and worldwide distribution during the last quarter of 2001. Upon clearance from the FDA in the
U.S. these resonators will be marketed through sales, leasing and participation in proprietary clinical settings.

o      The 18-inch and seven-foot resonators have been the standard-bearers for much of the in-vitro, in-vivo, animal and human clinical studies in the USA and abroad during the past four years. These models are being used in Mexico and
Spain for the alleviation of pain in human limbs and joints.

o      The 22-inch expandable resonator is being manufactured in Mississippi and in Spain. This flexible delivery system is not only used for human limbs but can expand and be used for the shoulders, neck, hips, and other locations in humans and animals.

o      The 4-foot model is being used in Canada, Spain and Mexico. This system can be adjusted horizontally and parallel to the human body and focus the electromagnetic field on any specific area desired.

o      The 7-foot resonator is also being used in coordination with other models to produce quicker and more thorough relief from pain. Because this resonator provides full body exposure, we plan to use this model for research on systemic disorders.

     We have nine different models of the Jacobson Resonator. The four models above are designated for clinical use. The largest clinical model is comprised of a pair of Helmholtz coils that are seven feet in diameter and placed on a common axis three and a half feet apart (to encompass a full human frame).
Helmholtz coils are flat, parallel, circular metal electrically conductive coils equal in diameter and separated by a distance equal to the radius of each coil, connected in series to create a magnetic force field of uniform strength in between the coils. The next largest clinical model is comprised of a pair of
Helmholtz coils that are four feet in diameter (to treat patients who are lying down.). A third clinical model is comprised of a pair of Helmholtz coils that are 22 inches in diameter and placed on a common axis eleven inches apart, which can be expanded to 16 inches or 20 inches. The fourth clinical model is comprised of a pair of Helmholtz coils that are 18 inches in diameter and placed on a common axis nine inches apart. The latter two models can encompass a human head, joint or portion of a limb. Two additional models of the nine, a variable spaced solenoid and a 10-foot resonator are being used in veterinary research in horses; two others are being used in cardiovascular research in dogs; and a nine inch prototype is being used in human clinical research of small joints.

     All of these models are being used to alleviate pain. Upon FDA clearance these resonators will be marketed in the U.S., consistent with the FDA clearance, to treat chronic and acute pain sufferers. See discussion under
"United States of America" immediately below.

APPROVAL STATUS IN HEALTHCARE & MEDICAL THERAPEUTICS

EUROPE

     On January 10, 2001, we received the CE-Mark by the Health Authorities of the European Union in conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of the 18-inch Jacobson Resonators for the treatment tri-compartmental arthrosis pain of the knee throughout the nation members of the European Union. This approval covers tri-compartmental arthrosis of the knees. In addition, full approval and clearance for manufacturing of two models of resonators have been received by the Spanish
Ministry of Spain under the same CE-Mark license. Additionally, Spain is expected to grant permission to treat all musculo-skeletal pain from the neck down. Clinics, hospitals and sports complexes are now treating and alleviating pain from hundreds of Spanish patients and sports enthusiasts. Through Serrato
Europe, we sell or lease Jacobson Resonators to these facilities and receive 16%
of usage fees, payable quarterly, in addition to $1500 per unit manufacturing royalties for the 4' and 7' models and $1200 for the 18" and 22" models.
Clinical Studies have been recently completed in Spain for the treatment of cervico-arthrosis with CE-Mark approval expected by the third quarter of 2002.

CANADA

     On November 27, 2000, we received notification of licensing rights from the
Therapeutic Products Section of the Canadian Ministry of Health (Health Canada)
for commercialization and use of Jacobson Resonators in Canada and in other countries, which have reciprocity licenses and active trade agreements. The license issued covers osteoarthritic conditions and a broad spectrum of pain-related musculo-skeletal injuries. On September 27, 2001 Health Canada granted extended licensing rights to treat "all types of pain" no matter the cause.

MEXICO

     During the past two years Jacobson Resonators have effectively been used in
Mexico for the treatment of chronic and acute pain and the palliation of symptoms covering a wide variety of disorders and diseases. The Resonators being used in Mexico have been placed in accordance with FDA guidelines with medical institutions and pain management facilities for research purposes on a fully allocated cost basis, covering our research, engineering and equipment development costs.

UNITED STATES OF AMERICA

     The clinical resonators require U.S. Food and Drug Administration (FDA)
clearance before they can be commercially used in the United States of America.
See "Government Regulation." We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States of America.

     The results of the clinical studies submitted to the FDA demonstrate that the 18-inch Jacobson Resonator is safe and effective in the palliation of pain secondary to tri-compartmental arthrosis of the knee.

     FDA has determined that the pico Tesla and nanogauss force-fields generated by the Jacobson Resonator are of non-significant risk for the knee joint, which determination permits us to conduct studies on human subjects while gathering data on safety and effectiveness. (Microgauss, pico Tesla and nanogauss force fields are extremely weak magnetic force fields; for example, a pico Tesla force field is 50 million times weaker than the earth's magnetic field, and the nanogauss force field is 500 million times weaker.) We completed double blind and randomized clinical studies in early 1999 and submitted to the FDA on May
27, 1999, our pre-market notification report for the 18-inch Jacobson Resonator in the treatment of osteoarthritic pain of the knee. At the request of the FDA, we filed an addendum to the report on September 17, 1999. Additional data was submitted to the FDA in June 2001. On March 27, 2002, we received two additional questions from the FDA, and the FDA notified us that they would conduct an on-site audit of our original data in Marbella, Spain, at the Costa del Sol hospital. We expect that this audit will be scheduled to take place in April. We anticipate FDA clearance of our 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee by the end of the second quarter of 2002. There is no assurance that FDA clearance will be granted then, if at all. We have entered into two consulting agreements to help guide the Company in FDA regulatory compliance and reimbursement issues with
Quintiles, Inc. and Regulatory Insights, Inc. The agreements with these two consulting firms cover clinical trial services, research and other services including, in the case of the Quintiles agreement, investigation of FDA regulatory requirements and, in the case of the Regulatory Insights agreement, submission of premarket notification (510(k)).

     Reimbursement for use of our products is being considered by insurance companies in Europe and Canada. Overall, we expect reimbursement to be approved in Europe and Canada, and later in the United States following FDA clearance.

TECHNOLOGY VISION

     Since the Earth is a magnet, a very large magnet with North and South poles, every person exists within and is influenced by this omnipresent magnetic field of 0.5 gauss (gauss being the standard term of reference for a unit of magnetic force--one gauss equals one line of magnetic flux per square centimeter).

     For decades in Asia and more recently in Europe and the United States, medical benefits have been documented through exposure of patients to low-level localized magnetic fields, usually produced by assemblages of small permanent magnets. This technology is generically referred to as bioelectromagnetics. The proprietary Jacobson Resonators (the delivery system) is, we believe, a technological breakthrough providing a means of producing a precise, controllable, targeted and uniform electromagnetic field (physiologic, and natural to the body like to those found in the human brain, heart, liver and other organs) through a region of space large enough to envelop a human joint, limb, head, etc., as desired, permitting a focussed exposure of such an area to any desired magnetic field. These fields are millions of times weaker than the
Earth's own geomagnetic field. They are generally delivered by Helmholz coils.
The Jacobson Resonators were originally fabricated at the Stennis Space Center by NASA subcontractors and emit extremely weak microgauss, pico Tesla and nanogauss force-fields. These force-fields emit physiologic and benign non-ionizing electromagnetic radiation, causing no impairment to atoms or their surrounding electrons. Most human patients do not feel or sense the force-fields during treatment and, to date, attendant effects have been limited to occasional tingling sensations or mild warmth.

     The principles of bioelectromagnetics represent the bases of operation of the now-common MRI (Magnetic Resonance Imaging) diagnostic machines. In this device, magnetic fields are used to specifically orient the normally randomly positioned "atoms" in the part of a person's body under study. When this condition has been achieved by tuning the frequency of the magnetic field, radio wave "pictures" can be taken, precluding the need to use potentially harmful
x-rays and greatly enhancing the results. The major differences of operation of an MRI and the Jacobson Resonator are that the magnetic fields of the MRI are billions of times stronger than those of the Resonator, and the Resonator does not employ any radio waves or x-rays, but rather a non-ionizing extremely low-frequency form of radiant energy. As a result, the Resonator is totally safe and noiseless to operate and is open and non-confining for the patient.

     Our technology vision is to design and develop these medical and therapeutic bioelectomagnetic delivery systems for non-invasive, treatments of disease and musculo-skeletal injury, with a non-significant level of risk.
Recognizing that atoms are essentially magnets, Jacobson Resonators can be utilized to establish low-level magnetic fields which we believe can be "tuned"
to appropriate resonant strengths and frequencies which manipulate the atoms in a person's arthritic knee, for example, to return balance, or homeostasis of function to that member, which in turn can ameliorate unnatural symptoms, in this case pain. With respect to disease, the Resonator magnetic fields are believed to interact in harmony with the body's natural magnetic field producing atomic and molecular vibrations which render viruses and bacteria incapable of invading healthy cells and normalizing infected cells.

     Magnetotherapy can provide cells with the stimulation necessary to promote healing. In treating musculo-skeletal injury, Jacobson Resonance attempts to give the body's natural healing process a push, by altering the electromagnetic force-field of a patient to increase the rate of production of regenerative tissues. The natural process of musculo-skeletal tissue healing involves a complex interaction of several physiological processes, which include the stimulation of specific cells such as osteoblasts (cells that regenerate bone), fibroblasts (cells that regenerate muscle and connective tissue) and endothelial cells (cells that regenerate linings of soft tissues such as intestine and blood vessels mucosal linings). When an injury occurs, growth factors are produced at the healing site, which stimulate selected cells to initiate the healing cascade. In most cases, these cells are able to initiate repair in response to an injury and restore the musculo-skeletal tissue to its original strength and structure. Cell stimulation is a necessary component of tissue regeneration and is dependent upon certain triggering events that activate the production of connective tissue and bone.

     While we are one of many engaged in magnetotherapy, our approach to magnetotherapy is substantially different from our competitors in that Jacobson
Resonance uniquely utilizes weak force-fields. Most of our competitors, including Biomagnetics, the Biomet division of Electro-biology, Dipulse
Corporation of America, Electropharmacology, Exogen, Orthofix and Orthologic,
produce electromagnetic devices, which utilize magnetic fields more than one million times the strength of the Jacobson Resonance fields. By contrast,
Jacobson Resonance uses magnetic force-fields that are normal to the human body, utilizing very weak force-fields involving pico Tesla fields, nanogauss fields and even weaker force-fields. Pico Tesla and nanogauss fields are equivalent to the normal magnetic profiles of the brain, the heart and other organs of the human body. Pico Tesla fields are about 50,000,000 times weaker than the earth's geomagnetic field, and nanogauss fields are about 500,000,000 times weaker. To place this in proper perspective, MRI systems routinely use magnetic force-fields that are 20,000 times stronger than the earth's geomagnetic field.

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

COMMERCIALIZATION INITIATIVES IN THE PAIN TREATMENT MARKET

     The clinical resonators require Food and Drug Administration clearance before they can be commercially used in the United States of America. See
"Government Regulation." We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States of America.
However, the FDA has determined that the pico Tesla and nanogauss force-fields generated by the Jacobson Resonator are of non-significant risk, which determination permits us to conduct studies on human subjects while gathering data on safety and effectiveness. A large number of questions to which we responded. In March 1999, the FDA determined that the Jacobson Resonator does not meet the definition of a significant risk device for the knee.

     We plan to distribute the clinical models of the Jacobson Resonators in the
United States of America through existing medical device distributors.

     Quantum Resonance Technologies, Inc. ("QRTI"), builds the prototypes of our resonators. Benvenutti Electrical Apparatus & Repair, Inc. ("B.E.A.R."), an
electrical apparatus manufacturer in Gulfport, Mississippi, collaborates with
QRTI and manufactures our clinical resonators . QRTI is supplying the delivery systems for Canada. Upon FDA clearance QRTI would supply the Jacobson Resonators to be leased and sold in the United States.

     We contracted with Compania Aeronautica, S.A., a Spanish aircraft manufacturer, (also contracted by the European Union in the aero-space arena)
for the partial manufacture of Jacobson Resonators, with final calibration and assembly completed by Serrato Enterprises-Serrato Europe SARL. To date, the
Company has entered into the following agreements with Serrato
Enterprises-Serrato Europe SARL.

     Alfonso Serrato is leading our European initiative. Mr. Serrato is a director and our transitional President and CEO and a former executive officer of Medtronic, Inc., a New York Stock Exchange company that is a leading manufacturer and distributor of medical devices around the world. Mr. Serrato worked for Medtronic, Inc., in various capacities, including Vice President of
Worldwide Manufacturing and Vice President of Pacing Operations, for nearly 18 years until 1996. In February 1999, we executed a ten-year license agreement with Serrato Enterprises for the marketing and distribution of our chronic pain reduction products in Europe, Africa and the Middle East, excluding Israel and the nations that formerly constituted the Union of Soviet Socialist Republics.
We have a 16% royalty for Jacobson Resonators sold in Canada, a flat annual fee of $6000 for each 18" Resonator placed for usage or leased, of $6300 for each
22" Resonator so placed or leased and of $7000 for each 7' Resonator so placed or leased, and per unit manufacturing royalties of $1500 on the 4' and 7'
Resonators and of $1200 for the 18" and 22" Resonators.

     In January 2000, we further executed a ten-year manufacturing agreement with Serrato Enterprises-Serrato Europe, SARL, under which we will receive manufacturing royalties based on type and production volume of resonators manufactured by Serrato Enterprises.

     The manufacturing agreement provides that Serrato Enterprises has the right to manufacture Jacobson Resonators for approved distributors in Europe, North
Africa and the Pacific Rim countries, but only for approved medical devices. The flat fee royalty per manufactured resonator is $1500 for 4' and 7' Resonators and $1200 for the 18" and 22" expandable models.

     In June 2001, Serrato Enterprises-Serrato Europe SARL entered into a worldwide marketing and distribution agreement with EKINSA of Spain, which will include Latin America, The Pacific Rim and all other regions of the world not mentioned or excluded above. This privately held conglomerate would market and sell Jacobson Resonators worldwide (save the USA & Canada) in hospitals, clinics, doctors offices, spas, and more. We began receiving revenues from these
European/Worldwide initiatives in the last quarter of 2001.

     The commercialization initiative in Canada is being spearheaded by Bio
Resonance Technology, Inc. Currently two treatment centers, one in Winnipeg and one in Calgary, are helping decrease chronic and acute pain in patients. Bio
Resonance Technology plans to open additional pain-treatment centers in major metropolitan areas in Canada. We began to receive revenues from this initiative in August 2001.

OTHER PLANNED MEDICAL APPLICATIONS OF JACOBSON RESONANCE.

     In addition to chronic pain treatment applications, we plan to develop
Jacobson Resonance for other medical applications. Other, secondary medical applications, which are currently under research and development, include the treatment of neurodegenerative disease and cardiac pacing. Basic science studies have been initiated in cancer.

     Researchers are also currently investigating the effects of Jacobson
Resonance on cardiac function (University of Oklahoma), fibromyalgia, rheumatoid arthritis, osteoarthritis, lower back pain, soft tissue pain, nerve regeneration
(Weill Medical College, Cornell University and Fairleigh Dickinson University)
and cancer (in vitro, at the University of Mississippi). In addition, we are examining the potential application of Jacobson Resonance to veterinary medicine, including the treatment of leg and back pain in horses. At the
University of Oklahoma, Jacobson Resonance has been used to study autonomic nervous system functions of the dog heart.

     We, based on an issued United States patent, hold the worldwide rights to the use of Jacobson Resonance in ameliorating the aging process. Some research over the last four years in this area with respect to nerve growth and repair has been done at Cornell University and Fairleigh Dickinson University.

     We have not filed for regulatory clearance for any of the above planned medical applications.

POTENTIAL NON-MEDICAL APPLICATIONS OF JACOBSON RESONANCE

     In addition to medical applications, we have developed and plan to continue developing Jacobson Resonance for use in other commercial arenas including food and beverage and construction and the environment. We believe that Jacobson
Resonance can restructure water molecules to create greater inter-atomic communication and improve absorption, coherence, cooperativity and harmony between systems, and stability.

     In January 2000, we executed a licensing agreement with RealPure Beverage
Group, LLC, of Jackson, Mississippi, for the use of Jacobson Resonance in
multiple water and beverage products lines, including marketing and distribution. Previously, Benvenutti Electrical Apparatus & Repair built a new industrial model of the Jacobson Resonator for us consisting of three coils, each ten feet in diameter, placed vertically and connected in series for water resonation. RealPure will use this machine to resonate its water products. The beverages scheduled for resonation include RealPure spring water, as well as a new pediatric beverage, a new geriatric beverage and the new "Real Pro"
hi-energy sport drink. The spokesman for these RealPure products is the All Pro and MVP quarterback of the Green Bay Packers, Brett Favre. Our agreement with
RealPure gives RealPure the exclusive license in the U.S. to use our resonance technology for beverages and the right to sublicense these rights, in exchange for a royalty of $.30 per case for resonated water, $.50 per case for resonated sports drinks, $.60 per case for resonated pediatric drink, and of $.45 per case for resonated geriatric drink. Through December 31, 2001, we had received
$29,283 in royalties from RealPure under this license agreement.

     Resonated water might also lead to the development of energy-efficient home water purification systems by providing a cleaner, less toxic environment and preventing calcium and other mineral deposits which restrict pipes and damage appliances.

     Preliminary research testing at the University of Oklahoma has shown that resonated water may enhance the rate of growth of mung beans and soy beans.
Other potential agricultural applications include enhancing the health and growth cycles of fish and shellfish, rice farming, forestry and lumber operations, greenhouse facilities, citrus production, wine production and landscaping.

     Jacobson Resonance also has potential industrial applications. Resonated water may have potential to increase adhesion and bonding between mixtures of sawdust, sand and cement. A licensing agreement was consummated on August 27,
2000 between us and Enviro Wood Fibre Block & Brick, Inc. ("Enviro-Block"), a
Canadian manufacturer of patented composite cement building blocks which when resonated are lighter, stronger and cheaper to produce than normal blocks. They plan to sell these patented composite blocks, and other products in Canada and throughout the USA. Under our agreement with Enviro-Block, we granted
Enviro-Block the exclusive right to sell, market and distribute, for an initial period of ten years, our technology relating to use of resonated water and bio-electric magnetic resonance for use and application in the building and construction industries, as well as environmental and conservation industries inclusive of waste management and pollution by means of resonators. The territory granted to Enviro-Block under this license is comprised of North
America, Latin America, the Middle East, Africa, the Caribbean Basin, Australia,
Japan, Taiwan and current European Union members. Under our license agreement with Enviro-Block, we receive a royalty fee of $.0005 for each resonated patio block, building block, decorative item or the like manufactured or sold by
Enviro-Block or one of its licensees. With respect to environmental, waste management and pollution projects utilizing our technology, the minimum royalty fee is three percent of the gross value of the project contract.

GOVERNMENT REGULATION

UNITED STATES OF AMERICA

     In the United States of America, our four clinical Jacobson Resonators for reduction of chronic pain and future clinical products, if any, are extensively regulated as medical devices by the FDA. The FDA regulates the clinical testing, manufacturing, labeling, distributing, and promoting of medical devices. Prior to commercial sale in the United States, each of our clinical products must undergo an extensive regulatory approval process conducted by the FDA under the
Food, Drug and Cosmetic Act (the "FDC Act"). Noncompliance with applicable requirements can result in failure to receive regulatory clearance or approval of devices, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

     Under the FDC Act, all medical devices are classified into three classes:
Class I, II or III. Classification identifies the level of regulatory control that is necessary to assure the safety and effectiveness of a medical device, as well as the marketing process (either pre-market notification under 510(k) or pre-market approval ("PMA")) the manufacturer must complete, unless exempt, in order to obtain FDA clearance for marketing. In connection with the clearance of a medical device, the FDA is required to make a finding as to efficacy of the device.

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

     We consider the portable models of the Jacobson Resonator as Class I devices because they are battery-operated, are of "non-significant risk" and have no medical claims associated with them. As a result, they would not be subject to FDA approval before marketing, distribution and sale.

     After consultation with the FDA and subject to demonstration of effectiveness through human clinical trials, we believe that our clinical
Jacobson Resonators will be classified as Class II devices. As Class II devices, the clinical Jacobson Resonators will not be subject to PMA as required of Class
III devices, but will be subject to general controls and special controls, including pre-market notification under 510(k). A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective as, or "substantially equivalent" to, a legally marketed device that is not subject to PMA. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). A device is deemed substantially equivalent to a predicate device if (a) it has the same intended use as the predicate device, and (b) either has the same technological characteristics as the predicate device, or has different technological characteristics that do not raise new questions of safety and effectiveness, and
(c) the sponsor demonstrates that the device is as safe and effective as the legally marketed device.

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

     We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States. In 1997, we filed our submission with the FDA seeking a determination that the 18-inch clinical Jacobson Resonator qualified as an NSR device for the treatment of osteoarthritis pain of the knee.
On March 4, 1999, the FDA determined that our clinical study of the 18-inch clinical Jacobson Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable  provision of the IDE. This  determination  in effect means that the resonator meets the FDA requirements as to safety.

     In 1999, we completed double blind and randomized and placebo-controlled clinical studies to demonstrate effectiveness of the 18-inch Jacobson Resonator in the treatment of osteoarthritis pain of the knee, and submitted our pre-market notification report (510(k)) to the FDA on May 27, 1999. At the request of the FDA, we filed an addendum to the report on September 17, 1999, and another 510(k) de novo study with additional clinical data in November 2001.
On March 27, 2002, we received two additional questions from the FDA, and the
FDA notified us that they would conduct an on-site audit of our original data in
Marbella, Spain, a the Costa del Sol hospital. We expect that this audit will scheduled to take place in April. We anticipate FDA clearance of our 18-inch clinical Jacobson Resonator for treatment of chronic pain from osteoarthritis of the knee by the end of the second quarter of 2002. There is no assurance that
FDA clearance will be granted then, if at all.

     We have also entered into two consulting agreements to help and guide us in
FDA regulatory compliance and reimbursement issues with Quintiles, Inc. and
Regulatory Insights, Inc.

     We will be required to obtain FDA approval of a new pre-market application or pre- market application supplement before making any change to the Jacobson
Resonators affecting the safety or effectiveness of the device including, but not limited to, new indications for use of the device, changes in the device's performance or design specifications and device modifications and future generation products. New pre-market applications and pre-market application supplements generally require submission of information needed to support the proposed change and often require additional clinical data. We may decide, or may have to, obtain PMA's and PMA supplements for its future products or other uses. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data, to demonstrate the safety and effectiveness of the device for the uses specified in the PMA application. We cannot guarantee that any PMA application relating to the Jacobson Resonator that is filed will be granted. If we obtain a PMA, it may be required to file
PMA supplements for new or expanded uses of the Jacobson Resonator and for any material modifications to it. If a PMA supplement is not accepted by the FDA for a new or expanded use or material modification of the Jacobson Resonator, we must commence and complete the entire pre-market approval process with respect to such use or modification. We cannot guarantee that any PMA supplement that we file will be accepted.

     Any products manufactured or distributed by us pursuant to FDA clearance or approval are subject to pervasive and continuous regulation by the FDA, including record-keeping requirements, reports of adverse experience with the use of the device, post-market surveillance, post- market registry, and other actions as deemed necessary by the FDA. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses. We and our agents may promote products only for the products' approved indications. The labeling and advertising of most FDA-regulated products, including the Jacobson Resonators, are also subject to the jurisdiction of the Federal Trade Commission, the
Occupational Safety and Health Administration and other governmental entities.
We cannot guarantee that the FDA will not impose regulations that could adversely affect our ability to market, sell, or be reimbursed for the Jacobson
Resonator. In addition, we cannot guarantee that we will not become subject to
FDA actions should physicians prescribe the Jacobson Resonator for unapproved uses.

     As a medical device manufacturer registered with the FDA whose products are listed with the FDA, our products and facilities will be subject to inspection on a routine basis by the FDA with regard to product designs, manufacturing, testing, control, process validation and similar activities. Future inspections could result in adverse findings and harm our ability to manufacture and market our Jacobson Resonators, which in turn would significantly adversely affect our business.

     The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. Regulatory approvals may include regulatory restrictions on the indicated uses for which a product may be marketed. We cannot guarantee that the FDA will approve its current or future products in a timely manner, if at all. If we experience delays or failure in obtaining such approvals, or if previously granted approvals are rescinded, or if we fail to comply with existing or future regulatory requirements, then our business, financial condition, results of operations and cash flows will be materially and adversely affected. Furthermore, even if such approvals are granted, we cannot guarantee that we will be successful in commercializing or achieving market acceptance of the Jacobson Resonators for the treatment of chronic pain or any other applications. Our inability to commercialize successfully the Jacobson
Resonators will severely harm our business.

     We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire- hazard control, and disposal of hazardous or potentially hazardous substances. We cannot guarantee that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business, financial conditions, results of operations, or cash flows.

EUROPE

     In order to market and sell the Jacobson Resonator or any future products in foreign markets, we must comply with foreign government regulations. These laws differ substantially from country to country. In order to market and sell the Jacobson Resonators in the European Union, the resonators must bear CE
Marking, which has been done effective January 10, 2001. The actual CE Marking consists of the letters "CE" which a manufacturer affixes to its products for access to the European market; the letters "CE" are an abbreviation of the
French phrase "Conformite Europeene." CE Marking on a medical device indicates that a manufacturer has complied with all of the requirements of the Medical
Device Directive, which requires technical homologation of the device (proper functioning of all components), safety and efficacy. Our CE Marking license is
2001-01-0303 CP, and it relates to the 18" and 22" models of the Jacobson
Resonator, manufactured in Europe, solely for use in therapy of arthrosis of the knee.

     The Essential Requirement requires every non-European medical device manufacturer exporting to Europe to appoint an Authorized European Address, or agent, to ensure that the responsibility for compliance with Medical Device
Reporting is delegated to a party who resides in Europe and is subject to
European law. The authorized European agent serves as an interface between a manufacturer and governmental authorities and must verify whether the manufacturer is in compliance with the European vigilance system, which covers both post-market surveillance and adverse-incident reporting. The selection of an authorized European agent by a manufacturer is significant because the agent is required to have access to all confidential product documentation and master files of the manufacturer. We have selected Serrato Enterprises, LLC of Spain and Serrato Europe, located in Geneva, Switzerland, entities controlled by
Alfonso Serrato, our Chief Executive Officer and a director of the Company, to function as our authorized representative, manufacturer and licensee.

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

     We cannot say with certainty that the European Union or any foreign regulatory authority will grant CE Marking privileges to our future products in a timely manner, if at all. If we experience delays or failure in obtaining such approvals, or if previously granted approvals are rescinded, or if we fail to comply with existing or future regulatory requirements, then our business, financial condition, results of operations and cash flows will be materially and adversely affected.

RESEARCH AND DEVELOPMENT

     Current university studies of the effects of Jacobson Resonance upon biological systems are listed below. All of these studies are preliminary and require substantial additional funding and development.

     1. Nerve repair, growth and regeneration - Cornell University Medical
College in New York City has completed in vitro sciatic nerve studies in mice.

     2. Nerve regeneration - A study on the effect of Jacobson Resonance upon a chemically induced motor neuropathy model in mice is ongoing at Farleigh
Dickinson University.

     3. Cardiac Pacing/Cardiac Arrhythmias - The Cardiac Arrhythmia Institute of
the University of Oklahoma Health Sciences Center is conducting studies in dogs and specifically cardiac arrhythmia in dogs.

     4. Angina Pectoris (heart pain) - Initial studies (cardiac afferent nuciceptive stimulation) of aging pectoris model in rats have been conducted at the University of Oklahoma Medical School.

     5. Vegetable growth enhancement - The Vegetable Improvement Center of Texas
A&M University conducted a pilot study in late 1998 of the effects of resonated spring water on growth and fruiting of yellow crookneck squash and a second study involving cucumber, radish and squash in 1999.

     6. Epilepsy - A double blind and randomized clinical pilot study was recently completed at the University of Oklahoma Health Sciences Center to
determine whether Jacobson Resonance can reduce the frequency and severity of epileptic seizures.

     7. Cancer - In early October 1999, we announced that the Veterinary
Pharmacology Research Laboratory at Mississippi State University has begun in vitro cancer research using the 22-inch clinical model of the Jacobson
Resonator. The research will evaluate the influence of electromagnetic fields in the pico Tesla range of strength upon cancer cells.

     8. Osteoarthritis - Clinical case studies are ongoing at Mississippi State
University.

     9. Osteoarthritis, Osteoporosis and Wound Healing - A basic science study, entitled "Analgesic Effect of Low Level Electromagnetic Fields on Osteoarthritic
Knees: Determination of Underlying Biological Mechanisms," is ongoing at
Mississippi State University, in vitro, to examine the effects of Jacobson
Resonance on chondrocytes and other molecules significant to osteoarthritis, osteoporosis and wound healing.

     10. Ongoing chronic pain clinical case studies are being conducted under
Institutional Review Board Approval by Mississippi State University.

     11. Resonated water studies, at the University of Oklahoma, have been conducted on resonated distilled water transport across membranes, as compared with transport of non-resonated distilled water.

     12. Veterinary studies on lameness in horses are ongoing at Mississippi
State University.

     During the years ended December 31, 2001 and 2000, we spent $256,449 and
$190,895, respectively, on research and development activities. Since our inception on June 4, 1996 through December 31, 2001, we have spent a total of
$1,208,830 on research and development activities.

INTELLECTUAL PROPERTY

     We are the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the sole owner of all patents issued or pending. Dr. Jacobson is also the majority owner of all relevant Jacobson Resonance intellectual property. We have the exclusive rights to pursue whatever applications of Jacobson Resonance that we want. In return, we are obligated to pay Dr. Jacobson, pursuant to his employment agreement, a royalty on revenues, depending upon the application.

     We have over 20 patents issued or approved, and six additional patents pending in the United States and worldwide. Dr. Jacobson had licensed these patents exclusively to us. Dr. Jacobson's license agreements provide for a royalty equal to 2%-3% (net of the 1% royalty payable as described below) of gross sales of our products utilizing Jacobson Resonance. In settlement of the litigation referred to under "Legal Proceedings", the plaintiffs in that case negotiated as a part of the settlement a 1% royalty of gross sales on all patents licensed by Dr. Jacobson to us involving Jacobson Resonance.

     Legal standards relating to the validity of patents covering medical devices and biotechnological inventions and the scope of claims made under such patents are still developing. For this reason, we cannot guarantee any of the following:

     1.   that patent applications will result in the issuance of patents in foreign countries;

     2.   that any patents licensed to us will be free from challenge and that if challenged, they would be held to be valid;

     3.   that any such patents will provide commercially significant protection to our technology, products, and processes; or

     4.   that others will not develop substantially equivalent proprietary information that is not covered by patents to which we have rights, or that others will not otherwise obtain access to our know-how.

     We have not received any notices alleging, and are not aware of, any infringement by us of any other entity's patents. However, because of the volume of patents issued and patent applications filed relating to medical devices, we cannot guarantee that current and potential competitors and other third parties have not filed or will not file patent applications, or have not received or will not receive patents, relating to materials or processes we use or propose to use. Accordingly, we cannot guarantee that our products do not infringe any patents or proprietary rights of third parties.

     If another party claims subject matter identical to or overlapping with subject matter Dr. Jacobson has claimed in a United States patent or patent application, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained by Dr. Jacobson.
Participating in such proceedings could result in substantial costs, regardless of whether the eventual outcome is favorable.

     In addition to patent protection, we rely on trade secrets, proprietary know-how, and confidentiality and assignment of invention agreements with our consultants and medical advisors to protect our intellectual property. We cannot say with certainty that any intellectual property that we have will provide us with a competitive advantage or will not be challenged or circumvented by our competitors. We cannot say with certainty that our confidentiality and assignment of invention agreements will not be breached or that we would have adequate remedies for any such breach. Finally, we cannot say with certainty that our proprietary know-how and intellectual property will not become known or be independently discovered by others.

     Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights issued or licensed to us, or to protect trade secrets. If we must litigate such issues, we may be forced to incur substantial costs and to devote substantial resources and time. We furthermore cannot guarantee that we would prevail in such litigation, should it arise. In addition, if any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or otherwise be required to obtain licenses from the owners of such patents. We cannot guarantee that such licenses would be available, or, even if available, would be on acceptable terms to us. If we are forced to incur substantial costs in litigation or fail to obtain a license, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

COMPETITION

     The development of electromedical and electrotherapeutic medical devices that can emit a weak electromagnetic field in resonance with the human body's electromagnetic field is in its infancy. To our knowledge, there are only two groups of scientists in the world that are dealing with the pico Tesla magnetic fields.

     One group is at Democrition University of Trace, Alexandroupolis, Greece.
They are primarily engaged in research, but some treatment is being performed for epilepsy and Parkinson's Disease. The supervising professor is Dr. Photios
Anninos, the Director of Medical Physics for Democrition University, who is also a member of our Scientific Advisory Board.

     The only other known party working on force-fields this weak is Dr. Reuven
Sandyk, a medical physician in Long Island, New York. Dr. Sandyk is a neurologist and he has been treating patients with Parkinson's, Alzheimer's and
Multiple Sclerosis. To our knowledge, Dr. Sandyk has not secured an FDA registration number for his resonator device and does not appear to be inclined to go into commercial production with this apparatus. His resonator is merely an extension of his neurological practice .

     Both Dr. Sandyk and Dr. Anninos engage in exploratory research as an extension of their respective practices. Dr. Sandyk, the only U.S.-based group, does not appear to be inclined to navigate the time-consuming and expensive route of securing FDA approval for his apparatus, which is a mandatory precondition for pursuing commercial production of the device. Dr. Anninos, on the other hand, limits his focus predominantly to epilepsy. Both Dr. Sandyk and
Dr. Anninos employ devices with multiple small coils producing heterogeneous fields which, in our opinion, is not the correct approach.

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

     Finally, the Japanese company Nikken produces permanent magnets. These are very strong magnets which emit force-fields that are millions and even billions of times stronger than the force-fields emitted by the Jacobson Resonator. These magnets claim to improve circulation or to treat pain. To our knowledge, these claims have not been medically substantiated and the FDA has never passed on the validity of these treatments. We do not regard these permanent magnets as truly competitive products.

     In sum, the Jacobson Resonator does not appear to face direct competition at this time in either the United States or abroad. There is no assurance, of course, that we will not be subject to competition from other companies, including large medical device manufacturers with substantially greater resources than us.

EMPLOYEES

     We have five full-time employees, four of whom are executive officers. They are Dr. Jerry I. Jacobson, Ms. Debra Jacobson, Mr. Frank Chaviano and Mr. Harvey
Grossman. The Company also has four part-time sales, marketing and financial consultants. There are no collective bargaining agreements and no employment contracts in force.

ITEM 2.  DESCRIPTION OF PROPERTY

     We are currently leasing office space in Boynton Beach, Florida, on an annual basis, under a lease expiring in March, 2005, and in Juno Beach, Florida, pursuant to a lease that will expire in May 2002. The Boynton Beach office has
4,300 square feet of space and a current annual rent of approximately $73,000.
The Juno Beach office has 350 square feet of space and a current annual rent of approximately $14,000. The Boynton Beach office is our headquarters and research facility, and the Juno Beach office is used for record storage and for Dr.
Jacobson's private office.

ITEM 3.  LEGAL PROCEEDINGS

     On March 9, 2001, the intellectual property six year dispute and litigation between Dr. Jerry Jacobson, our Chairman of the Board and our largest stockholder, and Messieurs Eric Hewko and Patrick Casey has concluded. The basis for Messrs. Hewko and Casey's claim was an oral agreement in 1988, followed by a written agreement in 1990, with Dr. Jacobson, pursuant to which the plaintiffs paid for certain attorneys' fees for three U.S. and nine foreign patents, in exchange for a 1/3 ownership in the intellectual property. Messrs. Hewko and
Casey had other obligations under these agreements that they did not perform.
Dr. Jacobson had no other relationships with Messrs. Hewko and Casey. An outside settlement was reached on March 2, 2001. Dr. Jacobson had filed for personal bankruptcy and on December 6, 2000, this case was dismissed. Under the terms of the settlement agreement, Dr. Jacobson continued to retain controlling and majority interest in the Company, and exclusive licensing rights on any pending, issued or in progress patents are to go to us. However, under the terms of the settlement, Messrs. Hewko and Casey are entitled to a 1/3 ownership interest in any of Dr. Jacobson's patents involving Jacobson Resonance and the 1%
participation in royalties on those patents paid by us to Dr. Jacobson. In addition, Dr. Jacobson was required to give an aggregate of 12 million shares and agree to a payment of one million dollars to Messrs. Hewko and Casey; we also issued to Messrs. Hewko and Casey in connection with this settlement warrants expiring April 6, 2008 to purchase 3,000,000 shares of our common stock at a price of $.30 per share. (The million dollars is both our responsibility and responsibility of Dr. Jacobson. We also assumed responsibility for this payment since, in this settlement, we obtained the exclusive license to all intellectual property relating to Jacobson Resonance, whereas prior to the settlement we did not have these rights.) Messrs. Hewko and Casey also assigned any and all intellectual property rights of a patent (Therapeutic Treatment of
Mammals) in perpetuity to us for an aggregate of three million warrants issued as payment consideration (value) of their one third ownership interest. Dr.
Jacobson received six million warrants under the same terms for his two-thirds ownership interest. The warrants are exercisable at a price of $0.30 until April
6, 2008 at which time the warrants will expire if not exercised. The warrants are subject to certain anti-dilution provisions which shall cause the warrants to be adjusted. Such dilution events include merger, consolidation, recapitalization, reorganization, reclassification, stock split or stock dividend. As of the date hereof, none of these events have occurred so as to cause an adjustment to the warrants issued pursuant to the Stock Warrant
Agreement. Additionally, we further received from Dr. Jacobson and Messrs. Hewko and Casey an exclusive license in perpetuity any and all additional indications and methodologies relating to the Jacobson Resonance patents worldwide, including U.S. Patent 5,198,181 from Dr. Jacobson which relates to the use of resonance technology to control Thermo Nuclear Fusion power has also been granted to us. Dr. Jacobson's license agreements with us provide for a royalty equal to 2%-3% (net of the 1% royalty payable as described below) of gross sales of our products utilizing Jacobson Resonance. In settlement of this litigation,
Messrs. Hewko and Casey negotiated as a part of the settlement a 1% royalty of gross sales on all patents licensed by Dr. Jacobson to us involving Jacobson
Resonance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on the OTC Bulletin Board(R) under the Symbol
"JRSEOB." The following table sets forth the range of the high and low sales prices for the Common Stock on the OTC Bulletin Board(R) for each calendar quarter of 2001 and 2000. The source of the following information is America
Online (AOL) quotation services. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

           QUARTER ENDING                HIGH      LOW
           --------------------         -------  -------
           March 31, 2002                $0.31    $0.18

           December 31, 2001             $0.62    $0.16
           September 30, 2001            $0.97    $0.37
           June 30, 2001                 $2.06    $0.59
           March 31, 2001                $3.62    $1.37

           December 31, 2000             $0.34    $0.13
           September 30, 2000            $1.56    $0.23
           June 30, 2000                 $3.12    $1.53
           March 31, 2000                $2.60    $0.21

     As of April 1, 2002, we had 736 shareholders of record.

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

Recent Sales of Unregistered Securities

     The following provides information of all sales of outstanding stock which were not registered under the Securities Act of 1933 (the "Act").

-------------------- -------------------------------- --------------- ---------------- -----------------------
Date                 Title and Amount                   Purchasers      Principal         Total Offering
                                                                        Underwriter     Price/Underwriting
                                                                                             Discounts
-------------------- -------------------------------- --------------- ---------------- -----------------------
January, 1999        291,305 shares of common stock      Private            NA         $60,000/NA
                     issued upon conversion of          Investors
                     principal amount and accrued
                     interest of $60,000
                     convertible note due November
                     30, 1999
-------------------- -------------------------------- --------------- ---------------- -----------------------
July through         $1,000,000 convertible              Private            NA         $1,000,000/NA
November, 1999       subordinated debentures due        Investors
                     June, 2004, were issued and
                     converted into an aggregate of
                     1,562,876 shares of common
                     stock, together with 900,000
                     shares of common stock issued
                     upon the exercise of warrants
                     at a price of $.001 per share
-------------------- -------------------------------- --------------- ---------------- -----------------------
December, 1999       500,000 shares of common stock      Private            NA         $100,000/NA
                                                        Investors
-------------------- -------------------------------- --------------- ---------------- -----------------------
December, 1999       1,313,903 shares of common        Consultants          NA         Consulting services
                     stock                                                             valued at $.35 to
                                                                                       $.45 per share
-------------------- -------------------------------- --------------- ---------------- -----------------------
April , 2000         Units consisting of                 Private            NA         $1,017,618/NA
                     1,670,867shares of common          Investors
                     stock and options expiring
                     December 31, 2004, to purchase
                     1,242,117 shares of common
                     stock, 307,693  $.85 per
                     share, and 933,424 at $.90 per
                     share
-------------------- -------------------------------- --------------- ---------------- -----------------------
February, 2000       335,342 shares of common stock    Consultants          NA         Consulting services
                                                                                       valued at $118,000
-------------------- -------------------------------- --------------- ---------------- -----------------------
February, 2000       40,000 shares of common stock       Private            NA         $16,000/NA
                                                         Investor
-------------------- -------------------------------- --------------- ---------------- -----------------------
May, 2000            100,000 shares of common stock      Private            NA         $34,775
                                                         Investor
-------------------- -------------------------------- --------------- ---------------- -----------------------
August, 2000         199,032 Units, each Unit            Private            NA         $89,564
                     comprising one share of common     Investors
                     stock, and one Class A Warrant
                     to purchase one share of
                     common stock at an exercise
                     price of $.63 per share,
                     expiring December 31, 2004
-------------------- -------------------------------- --------------- ---------------- -----------------------
September, 2000      165,232 shares of common stock      Private            NA         $69,397/NA
                                                        Investors
-------------------- -------------------------------- --------------- ---------------- -----------------------
October, 2000        150,000 shares of common stock      Private            NA         $20,000/NA
                                                         Investor
-------------------- -------------------------------- --------------- ---------------- -----------------------

-------------------- -------------------------------- --------------- ---------------- -----------------------
January, 2001        210,112 shares of common stock     Consulting          NA         $71,148/NA
                                                           Firm
-------------------- -------------------------------- --------------- ---------------- -----------------------
March, 2001          598,032 shares of common stock      Private            NA         $167,048/NA
                                                        Investors
-------------------- -------------------------------- --------------- ---------------- -----------------------

-------------------- -------------------------------- --------------- ---------------- -----------------------
October, 2001        1,075,759 shares of common          Private            NA         $125,000/NA
                     stock                              Investors
-------------------- -------------------------------- --------------- ---------------- -----------------------
October, 2001        560,000 shares of common stock     Consulting          NA         Consulting Services
                                                          Firms                        valued at $120,243
-------------------- -------------------------------- --------------- ---------------- -----------------------
October/             260,000 shares of common stock    Note Holders         NA         Interest on Notes
November, 2001                                                                         payable valued at
                                                                                       $59,102; purchase of
                                                                                       stock $2,600
-------------------- -------------------------------- --------------- ---------------- -----------------------
November 2001        650,000 shares of common stock    Officer/             NA         Fair value of
                                                       Director                        research and
                                                                                       development expenses
                                                                                       - $149,500
-------------------- -------------------------------- --------------- ---------------- -----------------------
December, 2001       $75,000 principal amount  6%        Private            NA         $ 75,000/ $13,000
                     Convertible Debenture,              Investor                      paid as finder's and
                     convertible into shares of                                        legal fees
                     common stock, with warrants
                     expiring December 31, 2004, to
                     purchase 75,000 shares of
                     common stock
-------------------- -------------------------------- --------------- ---------------- -----------------------

Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

------------------------------ --------------------- --------------------- --------------------------
                               (a)                    (b)                   (c)
------------------------------ --------------------- --------------------- --------------------------
Plan category                  Number of securities  Weighted-average      Number of securities
                               to be issued upon     exercise price of     remaining available for
                               exercise of           outstanding options,  future issuance under
                               outstanding options,  warrants and rights   equity compensation plans
                               warrants and rights                         (excluding securities
                                                                           reflected in column (a))
------------------------------ --------------------- --------------------- --------------------------
Equity compensation plans
approved by security holders     19,281,000           $.35                   15,719,000
------------------------------ --------------------- --------------------- --------------------------
Equity compensation plans not
approved by security holders
------------------------------ --------------------- --------------------- --------------------------
Total                            19,281,000           $.35                   15,719,000
------------------------------ --------------------- --------------------- --------------------------

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

We are in the development stage and have received some royalty revenues from
Real Pure Beverage Group, LLC, Bio Resonance Technology, Inc., Canada, Palmer
Natural Products, Inc., San Juan Capistrano, California, and Serrato Europe,
SARL, Geneva, Switzerland, during the year ended December 31, 2001, and primarily during the third and fourth quarters of 2001 which have amounted to approximately $182,000. We have incurred losses of approximately $1,550,000 for the year ended December 31, 2001. We have incurred losses of approximately
$10,709,000 since our inception. Of that amount, approximately $4,769,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

2001 OPERATIONS COMPARED TO 2000

     The net loss decreased from approximately $3,940,000 in 2000, to approximately $1,710,000 for the twelve months ended December 31, 2001.

     The significant item relating to the decrease in the loss was a charge in
2000 of $1,870,000 relating to litigation involving our majority stockholder,
Dr. Jacobson. The charge represents a $1,000,000 award to the plaintiffs and the value of warrants ($870,000) issued to the plaintiffs. We received licensing rights to patents and we determined that it was in our best interst to bear such costs.

     While we are in the late stages of our development, during the latter part of 2001 we began to receive royalties based on agreements we had completed. In
2001, we received approximately $29,000 in royalties from beverage sales of resonated water and $153,000 from international agreements. This increase of
$151,000 over the previous year is a result of marketing efforts by the licensees.

     We on occasion sell resonators for testing purposes and other uses. The profit on such sales increased by approximately $26,000 from the previous year.

     In past years we earned interest as a result of having the proceeds from private sales of equity. During 2001, interest expense (net) was $130,000
(includng non-cash charges relating to stock issuances of $59,000) compared to interst income of $49,000 in 2000 for additional costs in 2001 relating to interest of $179,000.

     We continue to incur costs for research and development including costs for clinical trials. These costs increased by $66,000, primarily to accommodate the
European market.

     General and administrative expenses decreased by approximately $428,000 from 2000 to 2001. In 2000 we charged to bad debts $200,000 of advances to Dr.
Jacobson. In 2001, there were $18,000 in bad debts accounting for a decrease of
$182,000. Legal fees decreased by $114,000. In 2000, costs for licensing agreements and for litigation relating to Dr. Jacobson's lawsuit represented costs not incurred in 2001. Salaries decreased by $272,000 from 2000 to 2001 primarily as a result of stock issuances in 2000 for employee services and the values attributable to those issuances. Other valuing operating costs increased by approximately $140,000.

     The following is a summary of the factors resulting in the decrease in the loss from 2000 to 2001:
     Decrease relating to Jacobson litigation          $     1,870,000
     Increase in royalty revenue                               151,000
     Increase in profit on resonator sales                      26,000
     Increase in interest cost                                (179,000)
     Increase in research and development expenses             (66,000)
     Decrease in general and administrative expenses           428,000
                                                       ----------------
     Decrease in loss                                  $     2,230,000
                                                       ================

PLAN OF OPERATION

     Since early May 2000, we jointly launched our marketing campaign with Real
Pure Beverage Group, LLC, for promoting resonated high energy sport drink (Real
Pro). Brett Favre is the official spokesperson for Real Pro sports drink produced and bottled by Real Pure Beverage Group, LLC. These marketing and national distribution initiatives continue and have expanded during 2001.

     In addition, we have received approval and a CE-Mark issuance from the
European Union, thus allowing distribution and commercialization of our medical resonators in 2001. Marketing and distribution plans through EKINSA are currently ahead of schedule. We have also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators and said license has now expanded not only to cover all medical resonator models but also licensing clearance by Health Canada covering "all types of pain" instead of being limited to arthritic pain. Bio Resonance
Technology, Inc., now operates two medical centers (Calgary and Winnipeg) and a third center under planning and construction for southeast Canada.

     Serrato Europe, SARL, Geneva, Switzerland, is currently under a global expansion through its worldwide sub-license EKINSA of Madrid, Spain. Plans are currently underway to expand distribution, marketing and sales into Germany,
Portugal and France as well as key countries in Latin America such as Mexico,
Venezuela and Argentina during 2002 thus generating a royalty stream for us.
Additional health clearances and approvals have been granted in Australia,
Finland and Norway. Currently, Serrato Europe, SARL, is developing additional distribution and marketing plans to cover these and other countries expected to receive clearances in 2002.

     We expect FDA clearance of our 18" clinical resonator sometime before the end of the second quarter of 2002. We currently have on file a 510-k submission to the Radiological Division of FDA which is under review. In December 2001, we met with FDA management personnel and authorities in order to discuss our submission and other pending matters dealing with the clearance, development, future research studies, and submissions of the Jacobson Resonator and resonance technology advancements.

     We further expect to receive a broad "pain spectrum" clearance sometime in late 2002 or early 2003 as further research and clinical trials are completed and presented to FDA for additional clearances.

     Our agricultural, environmental and building licensing initiatives continue to show tremendous potential and interest particularly in the Pan Asian and
Pacific Rim countries. As a result, we continue to investigate licensing and joint venture opportunities in the region, from which we expect to generate additional revenues. Research at Texas A&M University, Mississippi State
University and the University of Oklahoma have shown positive results that
Jacobson Resonance Technology can beneficially affect the growth cycle of vegetables, fruits and liquids. The foregoing combination of events is also expected to generate ongoing revenues even though it is not our primary focus.
These revenues from non-medical initiatives are expected to grow during 2002.

Other possible sources of revenue for us during fiscal 2002 include the following:

1.   Licensing revenue from a larger medical products company for the development, marketing and distribution rights in connection with the use of
Jacobson Resonance in the treatment of cardiac arrhythmia. Results thus far in cardiac pacing research at the University of Oklahoma Health Science Center have attracted interest by several major international medical device corporations.

2.   Licensing revenue from existing licensee for building, construction and the environment from Enviro Brick and Block Ltd. and Enviro Products, Ltd. We
have had in effect with this company an exclusive licensing agreement since
August 2000. Royalty revenues from new and existing Canadian and U.S.
manufacturing plants are expected to commence by late second quarter or early third quarter of 2002.

3.   Additional revenues from pending non-medical resonance licensing agreements which are currently under negotiations, legal review, and board approval which have not been made public as of the end of third quarter, but could substantially contribute in royalty revenues to us during 2002 and 2003.

4.   Expansion of global marketing and distribution services by EKINSA,
Serrato Europe and Serrato Medical in Latin America, Middle East and Pacific Rim
countries in addition to the European Union.

     We will continue both use and product research and development for Jacobson
Resonance as a key ingredient in having numerous proven applications and uses of our resonance technology to provide revenue stream in medical as well as targeted non-medical areas through 2002 and 2003. We anticipate continued
prototyping of additional models of the Jacobson Resonator for varying uses as funding becomes available for that purpose. We estimate approximately $40,000 was spent in prototyping in 2001 and approximately $110,000 will be spent additionally in 2002 for a combined total of $150,000 in prototyping design.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2001

     Through December 31, 2001, we received approximately $225,000, from the sale of securities and $250,000 from the proceeds of several notes payable. We anticipate that our existing resources will be sufficient to fund our plan of operation through mid-2002. By the end of 2002, and following the completion of the equity line offering, we expect to be generating sufficient revenue to fund our plan of operation. However, if we by that time are not generating any revenue or are generating insufficient revenue for such funding, then we may have to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

     In April 2001, we entered into a consulting agreement with Regulatory
Insight, Inc., of Lakewood, Colorado for healthcare consulting services in addition to having a service healthcare consulting agreement for FDA since
September 2000 with Quintiles Inc. and the Lewin Group.

     We have also entered into three agreements during third quarter 2001 with a communications company (EquityLink), public relations consultant (CFC
Enterprises, Inc.) and market consulting financial firm (1st Source
Communications) for the purpose of enhancing education and knowledge about our technology, applications, and opportunities to the investment community at large.

     Note 5 of the financial statements refers to the fact that we received
$250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. Note 5 reflects that we are in default.
Management and the parties mutually understood that the 60 days term would not be met prior to execution of the notes. Although management agrees that the payment is late, management maintains the default is only technical since the contemplated late penalty provision entitles us to a roll over extension provision and entitles the holders to receive options to purchase shares of our common stock. Both parties have agreed upon entering this note that the roll over provision would be used.

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

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                                      CONTENTS
--------------------------------------------------------------------------------

Independent Auditor's Report                                         F-2 - F-3

Financial Statements:

   Balance Sheet                                                        F-4
   Statement of Operations                                              F-5
   Statement of Changes in Stockholders' Equity (Deficiency)         F-6 - F-8
   Statement of Cash Flows                                              F-9
   Notes to Financial Statements                                     F-10 - F-25

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Jacobson Resonance Enterprises, Inc.

We have audited the accompanying balance sheet of Jacobson Resonance
Enterprises, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended and the amounts included in the cumulative column in the statements of operations and cash flows for the period from January 1, 1999 to December 31, 2001. The amounts in the cumulative column in the statements of operations and cash flows and the statement of stockholders equity for the period June 4, 1996 (inception) to
December 31, 1998 were audited by other auditors whose report, dated January 29,
1999 includes an explanatory paragraph concerning the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Resonance Enterprises,
Inc. as of December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period then ended and the amounts included in the cumulative column in the statements of operations and cash flows for the period from January 1, 1999 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 21, 2002  except for Note 12, as to which the date is April 17, 2002

To The Board of Directors
Jacobson Resonance Enterprises, Inc.
Boca Raton,  Florida

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying statements of operations, stockholders' equity
(deficiency), and cash flows of Jacobson Resonance Enterprises. Inc. (a development stage company) for the period from June 4, 1996 (inception) to
December 31, 1998. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits or obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, shareholders' equity, and cash flows of Jacobson Resonance Enterprises, Inc. (a development stage company) for the period from June 4, 1996 (inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

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

Millward & Co., CPA's
Ft. Lauderdale, FL
January 29, 1999

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                December 31, 2001

                                     ASSETS

CURRENT ASSETS
    Accrued Interest Receivable                                        4,786
    Prepaid Expenses and Other                                        54,706
                                                                      ------
        Total Current Assets                                          59,492
                                                                      ------

Property and Equipment, at Cost,
 (Net of Accumulated Depreciation of $90,946)                        127,858
                                                                     -------

OTHER ASSETS
Deferred Offering Costs                                               75,250
Deferred Financing Costs, Net of
  Accumulated Amortization of $174                                    12,326
Deposits                                                               1,395
Due from Officers/Shareholders, Net of
  Allowance for Doubtful Amounts of $200,000                          50,000
Deferred Income Tax Asset, Net of Valuation
  Allowance of $2,176,000                                                -
                                                                     -------
        Total Other Assets                                           138,971
                                                                     -------

                                                                   $ 326,321
                                                                   =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                          $ 403,475
    Litigation Settlement Payable                                    995,000
    Deposits on Common Stock to be Issued                             56,775
    Notes Payable                                                    250,000
                                                                     -------
        Total Current Liabilities                                  1,705,250
                                                                   ---------

LONG-TERM DEBT
    Debentures Payable, Face Value of $75,000
       (Net of Beneficial Conversion Feature
       and Costs of $ 65,138)                                          9,862
                                                                       -----

        Total Liabilities                                          1,715,112
                                                                   ---------

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000
        Shares Authorized;
        Issued and Outstanding, 30,000 Shares                             30
    Common Stock, $.001 Par Value, 300,000,000
        Shares Authorized;
        Issued and Outstanding, 58,169,239                            58,169
    Additional Paid in Capital                                     9,469,127
    Deficit Accumulated During the Development Stage             (10,871,443)
                                                                 -----------
                                                                  (1,344,117)
                                                                 -----------

    Common  Stock in Treasury, at cost (600,000 Shares)                 (600)
    Subscriptions Receivable                                         (44,074)
                                                                    --------

        Stockholders' Deficiency                                  (1,388,791)
                                                                  ----------

        Total Liabilities and Stockholders' Deficiency             $ 326,321
                                                                   =========

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statments.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                       For the Period
                                                                            From
                                                                        June 4, 1996
                                                                        (Inception)
                                                For the Year Ended           To
                                                   December 31,       December 31, 2001
                                               2001           2000

REVENUE                                     $ 182,030      $ 31,590       $ 360,773
                                            ---------     ---------      ----------

COSTS AND EXPENSES:
    General and Administrative              1,594,025     2,020,186       6,248,617
    Research and Development                  256,449       190,895       1,208,830
    Settlement Costs                             -        1,870,000       1,870,000
    Financing Costs                              -            1,196       2,095,704
                                            ---------     ---------       ---------

        Total Operating Expenses            1,850,474     4,082,277      11,423,151
                                            ---------     ---------      ----------

Other Income(Expense)
    Interest Income                             8,262        48,601         103,643
    Interest Expense                         (138,256)         -           (138,256)
    Gain of Sales of Resonance Equipment       86,833        60,134         225,548
                                            ---------     ---------      ----------

        Total Other Income (Expense)          (43,161)      108,735         190,935
                                            ---------     ---------      ----------

NET LOSS                                  $(1,711,605)  $(3,941,952)  $ (10,871,443)
                                          ============  ============  ==============

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                    $ (0.03)      $ (0.08)
                                             ========      ========
    Diluted                                  $ (0.03)      $ (0.08)
                                             ========      ========

Shares Used to Compute Net Loss Per Share
    Basic                                  56,021,715    48,449,884
                                          ===========    ==========
    Diluted                                56,021,715    48,449,884
                                          ===========    ==========

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statments.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               For the Period from Inception to December 31, 2001

                                                                            DEFICIT
                                                                          ACCUMULATED
                                                               ADDITIONAL    DURING                         STOCKHOLDERS'
                           COMMON STOCK        PREFERRED STOCK  PAID-IN   DEVELOPMENT SUBSCRIPTION TREASURY   EQUITY
                        ISSUED       AMOUNT    ISSUED   AMOUNT  CAPITAL      STAGE     RECEIVABLE   STOCK   (DEFICIENCY)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------
Issuance of Founders
  Stock at
  Par $.001            57,220,000   $ 57,220     -       $ -   $ (57,220) $     -      $    -        $ -     $     -

Recapitalization -
  June 4, 1996          4,905,000      4,905     -         -      (4,905)       -           -          -           -

Issuances of Common
  Stock at $.10
  Per Share            10,000,000     10,000     -         -     990,000        -        (526,550)     -       473,450

Issuances of Common
  Stock at $1.750
  Per Share                18,857         19     -         -      32,981        -           -          -        33,000

Purchase of Treasury
  Stock at Cost              -          -        -         -        -           -           -         (600)       (600)

Conversation of
  Common Stock to     (45,000,000)   (45,000)  45,000       45    44,955        -           -          -           -
  Preferred Stock

Net Loss                     -          -        -         -        -       (292,325)       -          -      (292,325)
                       ----------   --------  -------    ----- ---------- -----------  -----------  -------  ----------

Balance,
  December 31, 1996    27,143,857   $ 27,144   45,000     $ 45 $1,005,811 $ (292,325)  $ (526,550)  $ (600)  $ 213,525

Issuance of Common
  Stock for Services
  Rendered at Prices
  Between $.15 and
  $1.75 Per Share          40,114         40     -         -      12,744        -           -          -        12,784

Issuances of Common
  Stock from Private
  Placement at Prices
  Between $.15 and
  $.25 Per Share          760,000        760     -         -     139,240        -           -          -       140,000

Issuances of Common
  Stock out of
  Proceeds of
  Subscription
  Receivable                 -          -        -         -        -           -           5,000      -         5,000

Net Loss                     -          -        -         -        -       (315,319)       -          -      (315,319)
                       ----------   --------  -------    ----- ---------- -----------  -----------  -------  ----------

Balance,
  December 31, 1997    27,943,971   $ 27,944   45,000     $ 45 $1,157,795 $ (607,644)  $ (521,550)  $ (600)  $  55,990

Continued on Page F-7

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statments.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               For the Period from Inception to December 31, 2001

                                                                            DEFICIT
                                                                          ACCUMULATED
                                                               ADDITIONAL    DURING                         STOCKHOLDERS'
                           COMMON STOCK        PREFERRED STOCK  PAID-IN   DEVELOPMENT SUBSCRIPTION TREASURY   EQUITY
                        ISSUED       AMOUNT    ISSUED   AMOUNT  CAPITAL      STAGE     RECEIVABLE   STOCK   (DEFICIENCY)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------
Balance,
  December 31, 1997    27,943,971   $ 27,944   45,000  $    45 $1,157,795 $ (607,644)  $ (521,550) $  (600)  $  55,990

Reacquisition of
  Common Shares and
  Collection of
  Subscription
  Receivable           (3,000,000)    (3,000)     -         -    (450,000)      -         450,000      -        (3,000)

Cash Collection of
  Subscription
  Receivable                 -          -         -         -        -          -          27,476      -        27,476

Issuance of Common
  Stock from Private
  Placement at a
  Price of $.15 per
  Share                 4,675,850      4,676      -         -     659,294       -            -         -       663,970

Issuance of Common
  Stock from Private
  Placement at a
  Price of $.35 per
  Share                 2,017,999      2,018      -         -     690,156       -            -         -       692,174

Issuance of Common
  Stock for Services
  Rendered at Prices
  between $.15 and
  $.35 per Share          663,223        663      -         -     176,415       -            -         -       177,078

Fair Value of Options
  Issued to
  Consultants                -          -         -         -       2,063       -            -         -         2,063

Net Loss                     -          -         -         -        -      (952,276)        -         -      (952,276)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------

Balance,
  December 31, 1998    32,301,043     32,301   45,000       45  2,235,723 (1,559,920)     (44,074)    (600)    663,475

Issuance of Common
  Stock for Services
  Rendered at Prices
  between $.18 and
  $2.69 per Share       1,313,903      1,314      -         -     420,375       -            -         -       421,689

Issuance of Common
  Stock for Repayment
  of Debt                 291,305        291      -         -      60,883       -            -         -        61,174

Issuance of Common
  Stock for
  Conversion of
  Warrants                900,000        900      -         -   1,754,100       -            -         -     1,755,000

Sales of Shares at
  $.20 per Share          500,000        500      -         -      99,500       -            -         -       100,000

Beneficial Conversion
  Feature on
  Convertible Debentures     -          -         -         -     333,332       -            -         -       333,332

Issuance of Common
  Stock for
  Conversion of
  Debentures            1,862,876      1,863      -         -     902,194       -            -         -       904,057

Net Loss                     -          -         -         -         -   (3,657,966)        -         -    (3,657,966)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------
Balance,
   December 31, 1999   37,169,127     37,169   45,000       45  5,806,107 (5,217,886)     (44,074)    (600)   580,761

Issuance of Common
  Stock for Services
  Rendered at Prices
  between $.21 and
  $1.52 per Share         385,342        385      -         -     378,555       -            -         -      378,940

Sales of Shares at
  $.13 to $.65 per
  Share                 2,120,867      2,121      -         -   1,095,497       -            -         -     1,097,618

Fair Value of Options
  Issued to
  Consultants                -          -         -         -     242,031       -            -         -       242,031

Fair Value of Options
  Issued on Settlement       -          -         -         -     870,000       -            -         -       870,000

Issuance of Common
  Stock for Exercise
  of Options              140,000        140      -         -      50,635       -            -         -        50,775

Issuance of Common
  Stock Upon
  Conversion of
  Preferred Stock      15,000,000     15,000  (15,000)     (15)   (14,985)      -            -         -          -

Net Loss                     -          -         -         -        -    (3,941,952)        -         -    (3,941,952)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------
Balance
  December 31, 2000    54,815,336     54,815   30,000       30  8,427,840 (9,159,838)     (44,074)    (600)   (721,827)

Continued on Page F-8

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statments.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               For the Period from Inception to December 31, 2001

                                                                            DEFICIT
                                                                          ACCUMULATED
                                                               ADDITIONAL    DURING                         STOCKHOLDERS'
                           COMMON STOCK        PREFERRED STOCK  PAID-IN   DEVELOPMENT SUBSCRIPTION TREASURY   EQUITY
                        ISSUED       AMOUNT    ISSUED   AMOUNT  CAPITAL      STAGE     RECEIVABLE   STOCK   (DEFICIENCY)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------
Balance,
  December 31, 2000    54,815,336   $ 54,815   30,000  $    30 $8,427,840 $(9,159,838)  $ (44,074) $ (600)  $ (721,827)

Issuance of Common
  Stock for Services
  Rendered at Prices
  between $.17 and
  $.35 per Share        1,420,112      1,420      -         -     339,471       -             -        -       340,891

Issuance of Common
  Stock from Private
  Placements at
  Prices between $.11
  and $.42 per Share    1,673,791      1,674      -         -     290,374       -             -        -       292,048

Fair Value of Options
  Issued to
  Consultants                -           -        -         -     249,750       -             -        -       249,750

Warrants Issued for
  Offering Costs             -           -        -         -      75,250       -             -        -        75,250

Issuance of Common
  Stock For Interest
  on Notes Payable        260,000        260      -         -      61,442       -             -        -        61,702

Beneficial Conversion
  Feature on
  Convertible
  Debentures                 -           -        -         -      25,000       -             -        -        25,000

Net Loss                     -           -        -         -         -    (1,711,605)        -        -    (1,711,605)
                       ----------   --------  -------  ------- ---------- ----------- ------------ -------- ------------

Balance,
  December 31, 2001    58,169,239   $ 58,169   30,000  $    30 $9,469,127 $(10,871,443) $ (44,074)  $(600)  $(1,388,791)
                       ==========   ========  =======  ======= ========== ============= ==========  ======= ============

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statments.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                     For the Period From
                                                                                        June 4, 1996
                                                     For the Year Ended                 (Inception)
                                                        December 31,                        To
                                                  2001                 2000           December 31, 2001
                                            ------------         ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                  $ (1,711,605)        $ (3,941,952)        $ (10,871,443)
  Adjustments to Reconcile Net Loss
   to Net Cash Flows Used in
   Operating Activities:
     Depreciation                                 39,789               34,990                96,227
     Amortization                                  1,091                 -                    8,833
     Allowance for Doubtful Amounts
       Due from Officer/Shareholder                  -                200,000               200,000
     Write off of Licensing Costs                    -                   -                  126,582
     Fair Value of Common Stock
       Issued for Services Rendered              340,891              378,940             1,331,600
     Fair Value of Common Stock
       Issued for Interest Expense                59,102                  -                  65,883
     Stock Issued for Conversion of
       Warrants Attributed to Interest               -                    -               1,754,100
     Beneficial Conversion Feature
       of Debentures                                 -                    -                 333,332
     Fair Value of Options Issued                325,000            1,112,031             1,439,094
     Disposition of Property and
       Equipment                                  31,238                  -                  31,238

  Changes is Operating Assets and
   Liabilities:
     Accounts Receivable                          21,688              (21,688)                 -
     Accrued Interest Receivable                  (4,786)                 -                  (4,786)
     Prepaid Expenses and Other                  (12,469)             (10,920)              (54,706)
     Accounts Payable and Accrued
       Expenses                                  228,125               27,196               403,475
     Litigation Settlement Payable                (5,000)           1,000,000               995,000
     Deposits                                        -                    -                  (1,395)
                                            ------------         ------------         -------------

Net Cash Used in Operating Activities           (686,936)          (1,221,403)           (4,146,966)
                                            ------------         ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchases of  Property and Equipment           (10,055)            (107,135)             (255,323)
  Advances to Officers                               -               (250,000)             (250,000)
  Payment for Licensing Costs                        -                    -                (126,582)
                                            ------------         ------------         -------------

Cash Used in Investing Activities                (10,055)            (357,135)             (631,905)
                                            ------------         ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Purchase of Treasury Stock                                                                  (600)
  Proceeds from Notes Payable                    250,000                  -                 310,000
  Proceeds from Issuance of Debentures            62,500                  -                 952,990
  Deferred Offering Costs                        (75,250)                 -                 (75,250)
  Proceeds from Exercise of Warrants                 -                    -                     900
  Proceeds from Exercise of Options                  -                 50,775                50,775
  Proceeds from Common Stock to be Issued         15,720               69,397                85,117
  Proceeds from Issuance of Common Stock
        From Subscription Receivable                 -                    -                 653,976
  Proceeds from Issuance of Common Stock         225,251            1,097,618             2,800,963
                                            ------------         ------------         -------------

Net Cash Provided by Financing Activities        478,221            1,217,790             4,778,871
                                            ------------         ------------         -------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                              (218,770)            (360,748)                   (0)

Cash and Cash Equivalents - Beginning
  of Period                                      218,770              579,518                   -
                                            ------------         ------------         -------------

Cash and Cash Equivalents - End of Period   $         (0)        $    218,770         $          (0)
                                            ============         ============         =============
NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of Common Stock for
     Repayment of Debt                      $        -           $        -           $      60,000
                                            ============         ============         =============

  Issuance of Common Stock for Deposits     $     69,397         $        -           $      69,397
                                            ============         ============         =============

  Subscriptions Receivable for Issuance
     of Common Stock                        $        -           $        -           $     698,050
                                            ============         ============         =============

  Conversion of Debentures into
     Common Stock                           $        -           $        -           $   1,000,000
                                            ============         ============         =============

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statments.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. OPERATION AND    The Company was incorporated on March 6, 1988 in the state
   SUMMARY OF       of Nevada as Pioneer Services International, Ltd.
   SIGNIFICANT      ("Pioneer"). The Company is in the development stage and its
   ACCOUNTING       purpose was to locate suitable business ventures to acquire.
   POLICIES         On June 4, 1996, the board of directors of Pioneer voted to acquire 100% of the outstanding shares of Jacobson Resonance
                    Machines, Inc. in exchange for the issuance of 57,220,000
                    shares of its common stock. The Company and Jacobson
                    Resonance Machines, Inc. had no activity prior to the
                    acquisition. In 1998, the Company changed its name to
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

                    The Company is in the development stage and its operations are subject to all of the risks inherent in an emerging
                    business enterprise. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the
                    Company has incurred losses of $1,711,605 and $3,941,952 for the years ended December 31, 2001 and 2000, and $10,871,443 since its inception in 1996. The Company has had limited
                    revenue during those years. There is no assurance that the
                    Company will not encounter substantial delays and expenses related to financing the successful completion of its
                    product development and marketing efforts and/or other
                    unforeseen difficulties. The Company will be required to
                    expand its management and administrative capabilities in
                    order to manage the aforementioned  items as well as respond to competitive conditions, and will require additional
                    funds. The Company may seek such funds through additional
                    equity financing, debt financing, collaborative arrangement or from other sources. Such funds may not be available on
                    terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.
                    Based on the Company's current plans and assumptions, the
                    Company believes its cash on-hand and planned subsequent
                    financing described in Notes 6 and 12 will be sufficient to fund its anticipated operations through fiscal 2002 and that it will be successful in marketing related resonance
                    products. The financial statements do not include
                    adjustments relating to the recoverability and
                    classification of recorded assets from the outcome of this uncertainty.

                    Net loss per common share is based upon the weighted-average number of common shares outstanding during the year.
                    Potential common stock is excluded from the computation of diluted net loss per share since their inclusion would be
                    antidilutive.

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

                    Deferred offering costs are the costs associated with the
                    expected issuance of common stock.

                    Deferred financing costs are the costs associated with the issuance of the 6% convertible debentures and are being
                    amortized over the term of the debentures.

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
                    123, "Accounting for Stock-Based Compensation".

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

                    Revenue from royalties and licenses is recognized when it is earned.

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

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. PREPAID EXPENSES
   AND OTHER        At December 31, 2001, prepaid expenses and other consisted of the following:

                    Prepaid consulting                            $    44,840
                    Prepaid rent                                        7,133
                    Other                                               2,733
                    ------------------------------------------------------------
                                                                  $    54,706
                    ============================================================

3. PROPERTY AND
   EQUIPMENT:       Property and equipment at December 31, 2001, at cost,
                    consists of:
                                                                  Depreciation/
                                                                  Amortization
                                                                    Period
                    ------------------------------------------------------------
                    Furniture and fixtures          $ 37,688       3 to 5 years
                    Resonance equipment              181,116            5 years
                    ------------------------------------------------------------
                                                     218,804
                    Less accumulated depreciation    (90,946)
                    ------------------------------------------------------------
                                                    $127,858
                    ============================================================

                    Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $39,789 and $34,990, respectively.

4. SUBSCRIPTION     The Company has a note receivable in the amount of $44,074
   RECEIVABLE:      for the outstanding balance due for a subscription
                    receivable that has been treated as a reduction of
                    stockholders' equity.

5. NOTES PAYABLE:   In the second and third quarters of 2001, the Company
                    received $250,000 from the proceeds of several promissory
                    notes. Each of these notes were for a term of 60 days and
                    bear interest at a rate of 5% per annum. At December 31,
                    2001, the Company was in default on all $250,000 of these
                    notes.

                    Under the terms of the notes, in the event of default, the note holder has the option to purchase 10,000 shares of the
                    Company's common stock for $100 for each $25,000 of
                    outstanding debt. Additionally, the notes state that the
                    note holders can continue to purchase common stock in the
                    Company at a rate of 5,000 shares of common stock for $50
                    for each $25,000 of outstanding debt for each 30 day period until the notes are paid in full. At December 31, 2001, the
                    Company had received $2,900 for 290,000 shares of common
                    stock. The Company issued 260,000 shares of common stocks
                    during 2001 to satisfy the defaults. The remaining $300,
                    representing 30,000 shares of common stock is included in
                    the accompanying balance sheet as deposits on common stock to be issued as the shares have not yet been issued.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The Company recorded interest expense of $ 86,874 for the
                    difference between the fair market value of the Company's
                    common stock and the exercise price of $.01 per common share for any shares that the note holders have a right to
                    receive. The Company satisfied the interest accrual in the amount of $59,102 on the day the 260,000 shares of common
                    stock were issued for $2,600. The remaining interest charge of $27,772 is included in accrued expenses and will be
                    relieved when the remaining 115,000 shares of common stock are issued in 2002. It is anticipated that an additional
                    85,000 shares will be issued in 2002 to satisfy this
                    transaction.

                    The fair value of the notes payable approximates the
                    carrying amount due to the short-term nature of the
                    instrument.

6. CONVERTIBLE      The Company has entered into an agreement with Tecinvest
   DEBENTURES:      Services, Inc. ("Tecinvest") for the issuance of an
                    aggregate of $250,000 of the Company's 6% convertible
                    debentures due December 18, 2004. $75,000 was issued on
                    December 18, 2001, $100,000 was issued in January 2002 and
                    $75,000 of which will be issued on the date the Company's
                    registration statement is declared effective by the
                    Securities and Exchange Commission. The convertible
                    debentures are convertible at the lesser of (I) one hundred ten percent (110%) of the average closing bid price of the
                    Company's common stock for the five trading days immediately preceding the closing date for the particular debenture, or
                    (II) 75% of the average of the six lowest closing bid prices during the 20 days prior to conversion.

                    In connection with the debentures aggregating $75,000
                    purchased on December 18, 2001, the Company has incurred
                    costs of $12,500. The Company also recorded a beneficial
                    conversion feature of $25,000 in connection with this
                    convertible debenture. The beneficial conversion feature is accounted for as a discount to the debentures and is
                    allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. Additionally, the Company will be required to issue 178,500 shares of common stock as issuance costs.
                    These shares were not yet issued as of December 31, 2001.
                    The Company has recorded the fair market value of these
                    shares of $41,055 and has reduced the carrying value of the convertible debentures by the unamortized amount of the
                    discount and the beneficial conversion feature.

                    The Company is also required to issue 78,000 shares of
                    common stock for costs relating to the $100,000 debenture
                    purchased in January 2002.

                    The Company also entered into an investment agreement with
                    Tecinvest whereby Tecinvest will acquire up to 10,000,000
                    common shares for an aggregate of up to $3,000,000. No
                    shares have been issued and issuances are subject to
                    registration, formula restrictions and limitations as to
                    monthly sales or proceeds. In 2002, the Company issued
                    80,000 shares to an attorney for legal services related to this agreement. The Company also granted 500,000 warrants in
                    2001 to acquire stock and the warrants are exercisable at
                    110% of the average closing bid price for the thirty trading days immediately preceding the execution date.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The fair value of the debentures approximates the face,
                    based on rates and terms available to the Company for
                    similar debt.

                    The fair value of these warrants amounted to $75,250 and is included in deferred offering costs on the accompanying
                    balance sheet.

7. COMMITMENTS AND  The Company is currently leasing office space under a
   CONTINGENCIES    non-cancelable operating lease in Boynton Beach, Florida at the rate of $6,100 per month through March 2005. Rent
                    expense for the years ended December 31, 2001 and 2000
                    amounted to $96,240 and $88,022, respectively.

                    The approximate minimum lease payments are as follows:

                    Year ending December 31,

                                   2002                      $         73,000
                                   2003                                73,000
                                   2004                                73,000
                                   2005                                18,000
                    ------------------------------------------------------------
                                                             $        237,000
                    ============================================================

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. STOCK OPTION
   PLAN:            In November 1998, the Company's board of directors approved the 1998 Stock Option Plan (the "Plan"). The Plan authorizes the granting of both incentive stock options and
                    nonstatutory stock options up to a total of 10,000,000
                    shares. The Company's board of directors also approved the
                    2001 Stock Option Plan. The provisions under this plan are similar to the 1998 Plan except that the 2001 Plan
                    authorizes the granting of both incentive stock options and nonstatutory stock options up to a total of 25,000,000
                    shares. The option price for nonstatutory stock options may be less than, equal to, or greater than the market price on the date the option is granted, whereas for incentive stock options, the price will be at least 100% of the fair market value. Compensation expense, representing the difference
                    between the exercise price and the fair market price at date of grant, is recognized over the vesting or service period.
                    For all the periods presented all of the options were
                    granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The
                    board of directors granted 19,291,000 options to eligible
                    persons under these plans. The right to exercise the options vests annually as follows:

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

                    A summary of the status of the Company's options under the
                    Plans as of December 31, 2001 and 2000, and changes during the years then ended, is presented below:

                                                           2001                 2000
                    ----------------------------------------------------------------------
                                                              Weighted-            Weighted-
                                                    Number     Average     Number    Average
                                                      of      Exercise       of     Exercise
                                                    Shares     Price       Shares    Price
                    ----------------------------------------------------------------------
                    Outstanding at beginning
                    of year                        1,763,500    $.61      998,500     $.29

                    Granted                       17,387,500    $.26      905,000     $.92

                    Exercised                           -       $.--     (140,000)    $.35
                    ----------------------------------------------------------------------

                    Outstanding at end of year    19,151,000    $.29    1,763,500     $.61
                    ======================================================================

                    Options exercisable at
                    year-end                      10,237,250    $.31    1,172,150     $.56
                    ======================================================================

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The weighted average fair value per share calculated using the Black-Scholes method for options granted during the
                    years ended December 31, 2001 and 2000 amounted to $.21 and
                    $.48.

                    The following table summarizes information about fixed stock options under the Plan outstanding at December 31, 2001:

                                                Options Outstanding              Options Exercisable
                                       -------------------------------------   -----------------------
                                                      Weighted-
                                                       Average     Weighted-                Weighted-
                                                      Remaining     Average                  Average
                       Range of          Number      Contractual   Exercise      Number     Exercise
                    Exercise Prices    Outstanding      Life         Price     Exercisable   Price
                    ----------------------------------------------------------------------------------

                      $.20 - $.24      1,550,000        4.50       $   .22       931,000    $  .22

                         $.25         11,820,000        5.00        $  .25     5,910,000    $  .25

                      $.27 - $.35      4,941,000        4.50        $  .30     2,724,250    $  .31

                         $.50            340,000        3.50         $ .50       272,000    $  .50

                        $1.28            500,000        3.50        $ 1.28       400,000    $ 1.28

                                      19,151,000                              10,237,250
                    ==================================================================================

                    In December 2000, in connection with the settlement
                    described in Note 10, the Company authorized the issuance to the Company's major shareholder/officer of 6,000,000
                    warrants to purchase the Company's common stock at $.30 per share. The warrants expire in 2008.

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

                    December 31,                  2001                  2000
                    ------------------------------------------------------------

                    Net loss:
                      As reported           $  (1,711,605)       $   (3,941,952)
                      Pro forma                (5,145,749)           (6,120,085)
                    ------------------------------------------------------------

                    Basic and diluted
                    loss per share:

                    As reported                     $(.03)                $(.08)
                    Pro forma                        (.09)                 (.13)
                    ------------------------------------------------------------

                    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended
                    December 31, 2001 and 2000, respectively, risk-free interest

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    rates of 5.0 - 6.0% and 6.0%, dividend yields of 0% and 0%, volatility factors of the expected market price of the
                    Company's common stock of 87.38% - 183.97% and 142.85%, and an expected life of the options of five years.

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

9. STOCKHOLDERS'
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

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    During 1998, the Company issued 663,223 common shares for
                    services. The services were charged to operations and have been recorded at the quoted market value at the date of
                    issuance. Included in the shares are 140,000 shares pursuant to a continuing agreement for endorsements at a quoted
                    market value of $.35 per share. The continuing agreement
                    requiring personality endorsements provided for the issuance of 195,000 shares of common stock in 1999 and 205,000 shares of common stock in 2000.

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

                    At various dates during the year ended December 31, 1999,
                    the Company issued 1,313,903 common shares for services. The services for consultants and for officers' compensation were charged to operations and have been recorded at the quoted market value at the date of issuance which aggregated
                    $421,689.

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

                    In January 2001, the Company issued 210,112 shares of common stock at prices between $.30 and $.35 for services which
                    included 165,000 shares under a continuing agreement for
                    product endorsements. An aggregate of $71,148 was charged to operations during the year ended December 31, 2001.

                    In March 2001, the Company issued common stock pursuant to two private placements. In the first private placement, the
                    Company issued 198,032 shares of common stock at a price of
                    $.42 per share for an aggregate of $83,173 (Including
                    165,232 shares for $69,397 received in 2000). The Company
                    still owes 1,000 shares related to this private placement.
                    Under the terms of this private placement, investors
                    received one Class A warrant which are exercisable at $.63 per common share for a four-year period extending through
                    December 31, 2004 and potentially one Class B warrant which will be issued when and if the Class A warrants are
                    exercised on or before December 31, 2001 which are
                    exercisable at $.84 per common share for a five-year period extending through December 31, 2005 for each share of common stock purchased. The warrants were not exercised as of that date.

                    In March 2001, the Company issued 335,500 shares of common stock at $.25 per share an aggregate of $83,875 under the
                    terms of the second private placement which has been closed.
                    In addition, 64,500 shares of common stock were issued to
                    the individual who helped arrange the private placement.

                    In April 2001, the Company granted options to purchase
                    4,392,500 shares of common stock to employees, directors and consultants. These options are exercisable at $.30  per
                    share. Of the 4,392,500 options issued, 82,500 have been
                    granted to non-employees and have been valued using the
                    Black-Scholes option pricing model which has resulted in a charge to operations of $23,793.

                    In July 2001, the Company granted options to purchase
                    11,045,000 shares of common stock to employees, directors
                    and consultants. These options are exercisable at $.25 per share. Of the 11,045,000 options issued, 170,000 have been granted to non-employees and have been valued using the
                    Black-Scholes option pricing model which has resulted in a charge to operations of $30,753.

                    In September 2001, the Company entered into agreements to
                    sell 772,729 shares of common stock at prices between $.11 and $.15 per share for an aggregate of $92,000. The shares were not issued until October 2001. In October 2001, the
                    Company sold an additional 303,030 shares of common stock at
                    $.11 per share for an aggregate of $33,000.

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
                    Under the terms of this agreement, the Company issued the
                    consultant options to purchase 350,000 shares of the
                    Company's common stock at a price of $.19 per share. These options are exercisable for a period of twenty-four months.
                    These options have been valued using the Black-Scholes
                    option pricing model which has resulted in a charge to
                    operations of $32,410. The agreement provides for a cashless exercise.

                    In October 2001, the Company issued 560,000 shares of common stock valued at prices between $.17 and $.23 per share of
                    common stock for an aggregate of $120,243 for financial
                    consulting and marketing services. Under the terms of the
                    consulting agreements, the Company also issued 100,000
                    options at $.25, 100,000 options at $.35, 75,000 options at
                    $.50 per share which are exercisable for a period of three years. These options have been valued using the
                    Black-Scholes option pricing model which has resulted in a charge to operations of $55,815.

                    In October 2001, the Company granted options to purchase
                    775,000 shares of common stock to consultants and a
                    director. These options are exercisable at $.25 per share.
                    Of the 775,000 options issued, 765,000 have been granted to non-employees and have been valued using the Black-Scholes option pricing model which has resulted in a charge to
                    operations of $103,659.

                    In October and November 2001, the Company issued 260,000
                    shares of common stock to satisfy defaults on notes payable.
                    See Note 5.

                    In November 2001, the President of the Company received
                    650,000 shares of common stock for research and development services performed by a company owned by him. The fair value of the shares determined by the quoted market price, of
                    $149,500 has been charged to operations. In addition, the
                    Company paid $105,000 to the President's Company for
                    research services.

                    In November 2001, the Company granted options to purchase
                    635,000 shares of common stock to employees and directors.
                    These options are exercisable at $.24 per share.

                    In December 2001, the Company granted options to purchase
                    15,000 shares of common stock at $.27 per share to a
                    consultant. These options were valued using the
                    Black-Scholes option pricing model which has resulted in a charge to operations of $3,321.

                    See Note 8 for warrants granted to shareholder/officer and
                    Note 10 for warrants issued in conjunction with litigation of principal shareholder.

                    The following is a summary of changes in outstanding
                    warrants and of options (not included under the Plan) issued in connection with debt offerings and other services during the period ended December 31, 2001 and December 31, 2000.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                              2001                     2000
                                                              ----                     ----
                                                                  Weighted-                Weighted-
                                                     Number        Average       Number     Average
                                                       Of         Exercise         of      Exercise
                                                     Shares         Price        Shares     Price
                    --------------------------------------------------------------------------------

                    Outstanding at beginning
                    of year                        13,041,333        $.39      4,423,438     $ .45

                    Granted                         1,398,032        $.32     10,840,117     $ .38

                    Exercised                             -                          -

                    Cancelled                             -          $  -     (2,222,222)    $ .36
                    --------------------------------------------------------------------------------

                    Outstanding at end of year     14,439,365        $.38     13,041,333     $ .39
                    ================================================================================

                    Of the total warrants outstanding at December 31, 2001,
                    5,439,365 expire on various dates from 2003 through 2006 and
                    9,000,000 expire in 2008.

10. DUE FROM
    OFFICER/
    SHAREHOLDER:    The majority stockholder and officer of the Company (Dr.
                    Jacobson) was involved in litigation. The litigation was
                    settled which required him to transfer 12,000,000 shares of common stock of the Company to the plaintiffs. In addition, the settlement required the stockholder and officer to
                    submit to the Company the licensing rights to patents owned by this officer and the plaintiffs.

                    As part of the settlement, in 2000, the plaintiffs gave the
                    Company licensing rights to various patents. The Company was also gave these plaintiffs warrants to purchase 3,000,000
                    shares of common stock at $.30 per share through April 2008.
                    The warrants have been valued using the Black-Scholes option pricing model with the value of $870,000 attributable to the warrants charged to operations.

                    The stockholder and the Company negotiated and the
                    stockholder received warrants to purchase 6,000,000 shares of the Company's stock at $.30 per share. These warrants
                    have been valued at $1,740,000 using the Black-Scholes
                    pricing model and is reflected on a pro forma basis in Note
                    8. In connection with this settlement and based upon
                    approval of the Company's Board of Directors and the Agreed
                    Order Dismissing Case and Providing Relief from the
                    Automatic Stay (Dr. Jacobson's personal bankruptcy) both Dr.
                    Jacobson and the Company agreed to pay the plaintiffs the
                    sum of $1,000,000 by July 15, 2001 (as amended).
                    Accordingly, the Company who was not previously a party to this litigation accrued and charged operations $1,000,000 at
                    December 31, 2000. The balance due at December 31, 2001, is
                    $995,000 and is payable on demand.

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    In 2000, the Company loaned $200,000 to this officer. The
                    loan bears interest at the prime rate. The loan and any
                    interest accrued on the loan are due on May 13, 2002. The
                    officer had declared personal bankruptcy which the court
                    dismissed and accordingly at December 31, 2001 the Company has recorded an allowance for doubtful accounts for the
                    entire balance.

                    In 2000, another officer received a loan of $50,000 from the
                    Company. This loan bears interest at the rate of 6.5% per
                    annum. The loan was due September 10, 2000 and has been
                    extended to January 6, 2002. The loan is secured by this
                    officer's common stock of the Company. The Company is
                    currently negotiating with this officer to extend the due
                    date.

                    See Note 9 for shares issued in 2001 to a company owned by the President and for $105,000 in fees for research and
                    development. Other costs remitted to this company on behalf of the Company  for expenses in Europe amounted to
                    approximately $179,000. Additionally, the Company received approximately $118,000 in royalties from a company owned by the President.

11. INCOME TAXES:   The Company has net operating loss carryforwards of
                    approximately  $6,400,000 available to reduce future taxable income which expire in various years through 2021.

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
                    2001:

                    Gross deferred tax asset resulting from
                       net operating loss carryforwards           $  2,176,000
                    Valuation allowance                             (2,176,000)

                    ------------------------------------------------------------
                    Net deferred income tax asset                 $    - 0 -
                    ============================================================

                    The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                    December 31,                           2001          2000
                    ------------------------------------------------------------
                    Federal income tax rate               (34.0)%        (34.0)%

                    Valuation allowance on net
                       operating loss carryforward         34.0           34.0
                    ------------------------------------------------------------
                    Effective income tax rate                0%             0%
                    ============================================================

                                            JACOBSON RESONANCE ENTERPRISES, INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12. SUBSEQUENT
    EVENTS:         In the first quarter of 2002 the Company issued 2,258,781
                    shares of its common stock as follows:

                                                                   No. of Shares
                                                                   -------------
                    (a) As described in Note 5 the Company was
                    required to issue 30,000 shares of common
                    stock due at December 31, 2001 pursuant to
                    provisions of a bridge loan. An additional
                    165,000 shares of common stock (85,000 of
                    such were issued as satisfaction of interest)
                    were issued relating to 2002 transactions
                                                                        195,000

                    (b) Pursuant to a continuing agreement for
                    product endorsements, referred to in Note 9,
                    on March 21, 2002 the Company issued 205,000
                    shares of common stock in satisfaction of
                    $71,148 of accrued liabilities at December 31,
                    2001.                                               205,000

                    (c) In connection with the Tecinvest funding
                    described in Note 6, the Company issued 178,500
                    shares,78,000 shares and 80,000 shares of common
                    stock (aggregating 336,500 shares) for services
                    relating to 2001 and 2002 funding transactions.
                    The fair value of the shares of common stock
                    issued for 2001 funding are being amortized over
                    the period the debt is outstanding                  336,500

                    (d) On February 20, 2002, the Company issued
                    283,333 shares of common stock at a price of
                    $.15 per share. In addition, in connection with
                    the sale, the Company granted the purchaser an
                    option to purchase 280,000 shares of common stock
                    at $.18 per share for an 18 month period.           283,333

                    (e) On March 21, 2002 the Company issued 250,000
                    shares of common stock to an entity providing
                    investor relations.                                 250,000

                    (f) As described in Note 9 pursuant to a
                    consulting agreement, an option holder exercised
                    the cashless exercise provision of options to
                    acquire 350,000 shares of common stock which
                    resulted in the holder receiving 128,948
                    shares of common stock.                             128,948

                    (g) The Company entered into a private sale
                    of 625,000 shares of common at $.16 per share
                    to the debenture holder referred to in Note 6.
                    In connection with this sale the Company issued
                    135,000 shares of common stock for services.        760,000

                    (h) Shares of common stock issued in 2002 in
                    exchange for proceeds received in 2001 pursuant
                    to a private sale of 100,000 shares of common
                    stock for an aggregate of $15,000                   100,000
                                                                        -------

                                                                      2,258,781
                                                                      =========

                    The Company received $52,500 in February and March 2002 for
                    350,000 shares of common stock pursuant to a private
                    placement. At March 31, 2002 such shares have not been
                    issued.

                    On April 17, 2002, the board of directors cancelled
                    8,595,000 options to purchase common stock that were granted to directors and officers during the year ended December 31,
                    2001.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with accountants.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table sets forth the names and ages of the Directors and
Executive Officers of the Company, as well as the positions held by such persons:

         Name                   Age            Position (1)

Dr. Jerry I. Jacobson (2)       55       Chairman of the Board,
                                         and Chief Science Officer

Alfonso Serrato                 56       President, Chief Executive Officer
                                         and Director

Debra M. Jacobson (2)           49       Senior Vice President,
                                         Secretary and Director

Sidney Paul Martin              49       Director

Michael P. Steigman             56       Director

Frank A. Chaviano               52       Senior Vice President and Chief
                                         Operating Officer

Harvey Grossman                 54       Vice President
-------------------

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

(2)  Dr. Jerry I. Jacobson and Debra M. Jacobson are husband and wife.

     DR. JERRY I. JACOBSON has acted as the Chairman, President and Chief
Executive Officer of the Company since June 1996 and of its privately-held predecessor since March 1995. In June, 2001, Dr. Jacobson, coincident with the appointment of Alfonso Serrato as Chief Executive Officer, Dr. Jacobson was
elected Chief Science Officer. Dr. Jacobson holds a Bachelor of Arts degree in
Philosophy from Brooklyn College of the City University of New York and D.D.S.
and D.M.D degrees from Temple University. He served as captain and emergency oral surgeon at Fort Rucker, Alabama, as active service in the Army during the
Vietnam conflict. He has also received extensive informal training in physics after auditing 30 courses at different universities in the New York City and
Philadelphia metropolitan areas. Dr. Jacobson was an active dentist and oral surgeon in the New York City area from 1972 to the early 1980's, and was involved in dental research in this period. Dr. Jacobson has also been a student of Albert Einstein's work throughout his life. Since his discovery of the equation of Jacobson Resonance relating to medicine and energy, Dr. Jacobson has focused his research and technology, denoted as Jacobson Resonance, on medical therapy for more than twenty years. His publishing credits include more than 70 articles, more than 30 abstracts, three book chapters and two books. He holds five issued, one allowed or two pending United States patents, for which there are currently patents issued or pending in numerous foreign countries.

     ALFONSO SERRATO has been a Director of the Company since June 1998, and has acted as our Chief Executive Officer since June 2001. Mr. Serrato worked for
Medtronic, Inc., a New York Stock Exchange company that is a leading manufacturer and distributor of medical devices around the world, from 1978 until 1996 in various capacities. His positions included Vice President of
Worldwide Manufacturing and Vice President of Pacing Operations. He is the
controlling person of Serrato Enterprises, L.L.C., a licensee of the Company and the entity that is spearheading the Company's European initiatives.

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
Martin's family farms have long been recognized for quality management and conservation practices throughout the southeastern United States. Mr. Martin is a registered securities dealer and has been associated with Carlton &
Associates, Inc., a registered broker dealer, for the last five years.

     MICHAEL P. STEIGMAN has served as a director since November 28, 2001, and since 1995 has been the Controller and Assistant Treasurer for The Nevada Water
Company, Las Vegas, Nevada. Mr. Steigman resides in Las Vegas. Prior to 1995,
Mr. Steigman served as the General Manager for Embassy Suites Hotel Group,
Pittsburgh, Pennsylvania, and held various executive positions in The Marriott
Corporation. Mr. Steigman has chaired and participated as a member on numerous convention and hospitality based boards of directors, including the Greater
Miami Hotel and Motel Association, N.Y. Visitors and Convention Bureau, multiple local and state sponsored tourist boards and chambers of commerce. Additionally,
Mr. Steigman has served as a board member for The Children's Miracle Network.

     HARVEY GROSSMAN was appointed as Vice President in May 2001. He has been an associate and friend of Dr. Jerry Jacobson for the past 12 years and, prior to his joining us, he acted as a consultant to various companies in the communications and media areas. His responsibilities include communications, education, media and public relations. He also fulfills a supervisory role in the training and operations of treatment centers and clinics worldwide. He has been a public speaker and executive consultant in the for-profit and not-for-profit arenas for the past twenty-five years. From 1990-1994 he was the
Executive Director of the American Committee for the Weizmann Institute of
Science in Palm Beach County, Florida and previous to that was the Campaign
Director for the South Palm Beach County Jewish Federation. Mr. Grossman lived on Israel from 1968 to1976 where he worked as a Clinical Psychologist and Social
Worker.

     Each officer listed devotes full time to our business.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended December
31, 2000 and 1999:

Summary Compensation Table
--------------------------
                                                  Long-Term Compensation
                                            ---------------------------------
                      Annual Compensation            Awards           Payouts
-------------  ----  ---------------------  ------------------------  -------  ---------
(a)            (b)    (c)     (d)    (e)       (f)          (g)         (h)       (i)
Name                                Other   Restricted   Securities
and                                 Annual    Stock      Underlying    LTIP    All Other
Principal      Year  Salary  Bonus  Comp.    Awards(1)  Options/SARs  Payouts    Comp.
Position       (1)    ($)     ($)    ($)       ($)          (#)         ($)       ($)
-------------  ----  ------  -----  ------  ----------  ------------  -------  ---------

Dr. Jerry I.
Jacobson       2001   -0-                                 150,000/0
Chairman (2)

               2000   -0-                                 445,000/0

Alfonso        2001   -0-                               5,125,000/0
Serrato

(1)  Fiscal years ended December 31, 2001 and 2000.

(2)  Dr. Jacobson, the Company's Chief Executive Officer up to December 31,
2001, did not receive any cash compensation from the Company. However, Dr.
Jacobson and each of the other directors and executive officers of the Company have received various stock issuances and stock option grants from the Company.
During 2000, we advanced $200,000 to Dr. Jacobson to cover expenses for the
Hewko and Casey litigation (See "Legal Proceedings"). The terms of the advance were for Dr. Jacobson to repay the advance when it was financially possible for him to do so; $50,000 of the advance was utilized to pay Dr. Jacobson's bankruptcy attorney in connection with his bankruptcy filing and the termination of the bankruptcy proceeding. Our determination to make this advance was to keep
Messrs. Hewko and Casey from involvement with us and to expedite our receipt of the exclusive license in the litigation settlement to all Jacobson Resonance patents.

1998 and 2001 Stock Option Plans

     Under the 1998 Stock Option Plan (the "1998 Option Plan"), 10,000,000
shares, and under our 2001 Stock Option Plan (the "2001 Option Plan"), approved by our stockholders on November 28, 2001, 25,000,000 shares, of our common stock are reserved for the grant of options which are intended to qualify as Incentive
Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986
(the "Code"), which are not ("Non-ISOs") intended to qualify as Incentive Stock
Options thereunder, or which are Reload Options ("Reload Options"), where the holder of the Option pays the exercise price for the original Option with shares of stock already owned by that holder and the holder receives a Reload Option (a new option to purchase shares of stock equal in number to the tendered shares).

     The 1998 Option Plan and the 2001 Option Plan (the "Plans") are
administered by a committee (the "Committee") which is appointed by the Board of
Directors from those of its members who are "non-employees" of the Company as defined in Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange
Act"). Following the November 28, 2001, Special Meeting of Stockholders, our
Board of Directors appointed Messrs. Sidney Paul Martin and Michael P. Steigman as members of the Committee to administer the Plans. Subject to the provisions of the 1998 Option Plan, the Board of Directors, or the Committee, if one is
appointed, has full authority to determine the persons to be granted options under the Plan and the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option, which need not be uniform for all options.

     Key employees of the Company or its subsidiaries, as determined by the
Board or Committee, and non-employee directors of the Company or its subsidiaries are eligible to receive awards under the Plans. If any option expires or is terminated prior to its exercise in full and prior to the termination of either of the Plans, the shares subject to such unexercised option shall again be available for the grant of new options under the particular Plan. Further, any shares used as full or partial payment by an optionee upon exercise of an option under one of the Plans may subsequently be used by the Company to satisfy other options granted under the Plan, subject to limitations on the total number of shares authorized to be issued under the
Plan. The Plans provides that the purchase price per share may not be less than
100% of the fair market value of the Common Stock at the time of grant.

     Options granted under the Plans may be exercised only during the continuance of the Participant's employment with the Company or one of its subsidiaries.

     The following table shows grants of options to our officers and directors in our last fiscal year as adjusted on April 17, 2002.

Option/SAR Grants in Last Fiscal Year

Individual Grants
--------------------------------------------------------------------------------
(a)                        (b)              (c)           (d)         (e)
                           Number of        % of
                           Securities       Total
                           Under-           Options/
                           Lying            SAR's
                           Options/         Granted to    Exercise
                           SAR's            Employees     or Base
                           Granted          in Fiscal     Price       Expiration
   Name                    (#)              Year          ($/Sh)      Date
---------------------      ------------     -----------   ---------   ----------
Dr. Jerry I. Jacobson        150,000            1%(1)      $.22         1/2006

Alfonso Serrato              125,000        41.66%(1)      $.22         1/2006
                           1,000,000                       $.30         4/2006
                           4,000,000                       $.25         7/2006
                             200,000(2)                    $.24         7/2006

(1)  Percentages apply to all options granted to Dr. Jacobson and Mr. Serrato shown in table. The options are exercisable as to 50% of the shares covered by each option immediately upon grant of the option; become exercisable as to an additional thirty percent one year following the date of grant; and
     become exercisable as to an additional ten percent on each of the two and three year anniversaries of the date of grant.
(2)  This option was issued to Mr. Serrato's wife, Yvonne Serrato, for services performed by her for us.

     The following table summarizes the number and value of unexercised  options held by our  Chairman and our Chief  Executive  Officer as of December 31, 2001.
The options shown below do not include  options held by Debra M.  Jacobson,  the wife of Dr. Jerry I. Jacobson,  or Yvonne Serrato,  the wife of Alfonso Serrato, but do include  options to purchase  100,000 shares of common stock held jointly by Mr. and Mrs. Serrato.

FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------
                                                                Number of Securities     Value of Unexercised
                                                                Underlying Unexercised   in-the-Money Option/
                                                                Options/SARS At          SARs at Fiscal
                                                                Fiscal Year-End (#)      Year-End ($)
                                                                Exercisable/             Exercisable/
                       Shares Acquired on                       Unexercisable            Unexercisable
Name                   Exercise (#)        Value Realized ($)
---------------------- ------------------- ------------------- ------------------------ ----------------------
Dr. Jerry I. Jacobson                                             968,500/201,500               NA
Alfonso Serrato                                                 2,969,500/2,605,500             NA

     The above value has been calculated based on closing price of the common stock as quoted on the OTC Bulletin Board on April 1, 2002.

     No officer or Director exercised any options in the fiscal year ended
December 31, 2001.

Compensation of Directors

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     The following table sets forth, as of April 4, 2002, the beneficial ownership of the common stock of the Company by each person beneficially owning more than 5% of such securities, by each of the directors and executive officers of the Company, and by the directors and executive officers of the Company as a group.

Beneficial Owner                                  Number        Percentage

Officers, Directors and 5% Beneficial Owners
Dr. Jerry I. Jacobson (3)                         47,610,146       48.85%
Alfonso Serrato (4)                                5,479,852        8.53%
Debra M. Jacobson (5)                              2,612,700        4.26%
Frank A. Chaviano (6)                              1,852,000        2.98%
Sidney Paul Martin (7)                               475,500          *
Michael P. Steigman                                   10,000          *
Harvey Grossman (10)                                 245,000          *
Eric and Vanessa Hewko (8)                         7,500,000       12.41%
761 Doris Road South
North Palm Beach, FL 33408
Hewko/Casey Investments (8)                        7,500,000       12.41%
515 N Flagler Drive, 19th Floor
West Palm Beach, FL 33401
All Directors and Officers as a Group (6          61,787,298       54.99%
persons)
Tecinvest Services, Inc. (9)                         913,295        1.51%
--------------------
*Less than 1%.

(1)  The address of each director or executive officers in the table is c/o
     Jacobson Resonance Enterprises, Inc., 8200 Jog Road, Suite 100, Boynton
     Beach, FL 33437.

(2)  For all entries in the table other than the one for Dr. Jerry I. Jacobson, the figures represent beneficial ownership of shares of the Company's common stock.

(3)  Includes 30,000,000 shares of common stock issuable upon conversion of
     30,000 shares of our Series A Convertible Preferred Stock held by Dr.
     Jacobson. Each share of the Series A Convertible Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote of the Company's shareholders. The Series A Convertible Preferred Stock is not entitled to any dividends and has a liquidation preference equal to its par value, which is a total of $30.00. At the option of Dr. Jacobson, up to one-third of the outstanding shares of the Series A Convertible Preferred Stock can be converted into shares of the Company's common stock beginning in May of the years 2001 and 2002. The conversion ratio is 1,000 shares of common stock for each share of preferred stock. This figure includes 10,596,646 shares of common stock owned of record by Dr. Jacobson. The number of shares shown does not include 700,000 shares which are owned by Dr.
     Jacobson's children (Jacqueline Jacobson-250,000;Faith Jacobson-250,000;
     Maria Jacobson-100,000; and Solomon Jacobson-100,000, the latter being the only one of the children that at this date is not a minor), 1,691,700 shares owned by Debra M. Jacobson, Dr. Jacobson's wife, nor 1,170,000 shares owned of record by the Perspectivism Foundation, of which  Dr.
     Jacobson is the founder and a director. Dr. Jacobson disclaims any beneficial interest in the shares owned by his children, his wife or the
     Perspectivism Foundation. In addition, Dr. Jacobson received 6,000,000 warrants expiring April 2008, with an exercise price of $.30 per share (the
     "Warrants") for assignment of his two-thirds interest in a patent relating to Therapeutic Treatment of Mammals; the Warrants are reflected in the above table. The Warrants are subject to adjustment in the event of merger, consolidation, recapitalization, reorganization, stock split or stock dividend. No such event has occurred since the issuance of the Warrants.
     Dr. Jacobson's ownership shown in this table includes 1,013,500 shares issuable pursuant to presently exercisable options. Dr. Jacobson has been issued options to purchase an aggregate of 1,170,000 shares of our common stock issued under our Stock Option Plans, at per share exercise prices ranging from $.20 to $1.26, expiring at various dates from October 31, 2003 to January 2, 2006.

(4)  This figures includes 1,670,495 shares owned of record by Mr. Serrato,
     542,857 shares subject to warrants held by Mr. Serrato, and 3,226,500 shares subject to presently exercisable options granted to Mr. Serrato. Mr.
     Serrato holds options to purchase 5,575,000 shares of our common stock issued under our Stock Option Plans, at per share exercise prices ranging from $.25 to $1.26, expiring from November 12, 2003 to July 2, 2006, of which options to purchase 3,266,500 shares are presently exercisable. These figures also exclude 28,571 shares owned of record by Mr. Serrato's wife,
     28,571 shares subject to warrants held by her, and options issued under
     Stock Option Plans to purchase 200,000 shares of our common stock. Mr.
     Serrato disclaims any beneficial interest in those shares held directly by his wife or underlying the warrants or options held by her.

(5)  This figure includes 1,691,700 shares owned of record by Mrs. Jacobson and
     921,000 shares subject to presently exercisable options granted to Ms.
     Jacobson. Ms. Jacobson holds options to purchase an aggregate of 1,070,000 shares of common stock issued under our Stock Option Plans, at per share exercise prices ranging from $.22 to $1.26 per share, expiring from October
     31, 2003 to January 2, 2006, 921,000 of which are presently exercisable.
     Ms. Jacobson's ownership shown does not include beneficial ownership of shares of the Company's common stock by Dr. Jerry I. Jacobson, the husband of Ms. Jacobson, as to which shares Ms. Jacobson disclaims any beneficial interest. This figure also excludes 1,170,000 shares owned of record by the
     Perspectivism Foundation, to which Ms. Jacobson donated the shares and of which Ms. Jacobson is a director. Ms. Jacobson disclaims any beneficial interest in those shares.

(6)  This figure includes 89,000 shares owned of record by Mr. Chaviano and
     1,763,000 shares subject to presently exercisable options granted to Mr.
     Chaviano. Mr. Chaviano holds options to purchase 2,315,000 shares of our common stock issued under our Stock Option Plans, at per share exercise prices ranging from $.20 to $1.26, expiring from October 31, 2003 to
     November 29, 2006, and of which options to purchase 1,763,000 shares of common stock are presently exercisable.

(7)  Mr. Martin owns 92,000 shares of common stock directly, and his wife, Nanda
     Martin owns 10,000 shares directly. Mr. Martin holds options to purchase
     485,000 shares of our common stock granted under our Stock Option Plans, at exercise prices ranging from 24 cents to 50 cents per share, expiring at various dates from August 12, 2004, to November 29, 2006, of which options to purchase 305,500 shares are presently exercisable. Mr. Martin holds warrants, expiring December 31, 2002, to purchase 48,000 shares of common stock at an exercise price of $.45 per share; and warrants, expiring
     December 31, 2004, to purchase 20,000 shares of common stock at an exercise price of $.63 per share.

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

(9)  Tecinvest Services, Inc. is the investor under the investment agreement, pursuant to which we have also filed a registration statement with the
     Securities and Exchange Commission to register 10,000,000 shares of our common stock for sale pursuant to the equity line provided for pursuant to the investment agreement. All investment decisions of Tecinvest are made by its director Jan Telander. Tecinvest holds warrants to purchase 500,000 shares of our common stock, and $75,000 principal amount of our convertible debentures, convertible at the lesser of $0.1688 or 75% of the average of the six lowest closing bid prices during the 20 trading days prior to conversion. Based on the closing price for our common stock on January 7,
     2002, that convertible debenture would be convertible into 444,313 shares of our common stock. Tecinvest also holds warrants issued in connection with such convertible debentures to purchase 75,000 shares of our common stock at an exercise price of $0.275 per share, and has the right to receive a warrant to purchase an additional 75,000 shares subject to funding us an additional $75,000 (upon the date the registration statement is declared effective by the Securities and Exchange Commission).

(10) Includes 245,000 shares comprising the exercisable portion of options to purchase an aggregate of 475,000 shares under our Stock Option Plans. Mr.
     Grossman was awarded five year options under these Plans as follows: 25,000 shares at a per share exercise price of $.30 on April 2, 2001; 300,000 shares at a per share exercise price of $.25 on July 2, 2001; and 150,000 shares at a per share exercise price of $.24 on November 29, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

     We are the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the majority owner of all patents issued or filed. Dr. Jacobson is also the majority owner of all relevant Jacobson Resonance intellectual property. We have extended the exclusive rights to pursue whatever applications of Jacobson
Resonance that it wants through 2007. In return, we are obligated to pay Dr.
Jacobson a 3% or 4% royalty on revenues, depending upon the application. During
2000, we advanced $200,000 to Dr. Jacobson to cover expenses for the Hewko and
Casey litigation (See "Legal Proceedings"). The terms of the advance were for
Dr. Jacobson to repay the advance when it was financially possible for him to do so; $50,000 of the advance was utilized to pay Dr. Jacobson's bankruptcy attorney in connection with his bankruptcy filing and the termination of the bankruptcy proceeding.

     To date, we have entered into two agreements with Serrato Enterprises
L.L.C. ("Serrato Enterprises"), an entity controlled by Alfonso Serrato, a director of the Company. In March 1999, we entered into a ten-year license agreement with Serrato Enterprises for the marketing and distribution of our chronic pain reduction products in Europe, Africa and the Middle East, excluding
Israel and the nations that formerly constituted the Union of Soviet Socialist
Republics. The stated term of the agreement runs through the year 2008 and contains two automatic renewals thereafter of five years each, but is subject to earlier termination by either party upon at least 90 days' prior written notice to the other party. We are to receive a sales royalty of 16% of gross sales payable on a quarterly basis within 30 days after the end of each calendar quarter. We are also to receive a manufacturing license override fee of $1,000 for each 18" and 22" Jacobson Resonator and $1,500 for each seven foot Jacobson
Resonator ordered by and delivered to the licensee. These fees are payable within 45 days of initial shipment of the product from the manufacturing facility.

     In October 1999, we entered into an additional and separate ten-year license agreement with Serrato Enterprises for the manufacturing (as opposed to the marketing and distribution) of our chronic pain reduction products in
Europe, Africa and the Middle East, excluding Israel and the nations that formerly constituted the Union of Soviet Socialist Republics. The stated term of the agreement runs through the year 2009 and contains two automatic renewals thereafter of five years each, but is subject to earlier termination by either party upon at least 180 days' prior written notice to the other party. We are to receive manufacturing royalties of $1,200 for each 18" and 22" Jacobson
Resonator, $1,500 for each 4' and 7' Jacobson Resonator and $2,000 for each industrial and/or non-medical use Jacobson Resonator manufactured and delivered by the licensee. These royalties are payable on a quarterly basis within 30 days after the end of each calendar quarter.

     Mr. Serrato in November 1998 made a $60,000 one-year loan to us with interest at 7% per annum. He had the option at any time to convert the loan and any accrued interest into shares of our common stock at $0.21 per share, which approximated the fair market value of our common stock at the time the loan was made. In March 1999, he converted the loan and accrued interest into 291,305 shares of our common stock.

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

     From time to time since late 1997 on approximately a quarterly basis, the
Company has issued shares of its common stock to its executive officers either in lieu of cash compensation or as bonuses. Debra Jacobson, a director as well as an executive officer of the Company, has received stock in most of these issuances. The following table sets forth pertinent information on the issuances to Ms. Jacobson for the 2001 and 2000 fiscal years:

                    Number of    Value Per       Aggregate
     Date            Shares        Share           Value
     ----          -----------  -----------     -----------

February 2000        100,000      2.16           216,000

     See "Option/SAR Grants in Last Fiscal Year" and "Security Ownership of
Certain Beneficial Owners and Management" above for terms of options to purchase
150,000 shares of our common stock granted to Dr. Jerry I. Jacobson and options to purchase 5,125,000 shares of common stock granted to Alfonso Serrato, our
Chief Executive.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index.

(b)  Reports on Form 8-K: The Company did not file any Current Reports on Form
8-K during the fiscal quarter ended December 31, 2001.

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
-------------- -----------------------------------------------------------------
3.1            Articles of Incorporation, as amended*
3.2            By-Laws, as amended*
4.1            Specimen Common Stock Certificate*
4.2            Specimen Series A Convertible Preferred Stock Certificate *
4.3            Specimen 1998 Warrant Agreement*
4.4            Specimen 1998 Placement Agent Warrant Agreement *
4.5            Jacobson Resonance Enterprises, Inc. 1998 Stock Option Plan,
               as amended****
4.6            Jacobson Resonance Enterprises, Inc. 2001 Stock Option Plan****
4.7            Specimen 2% Convertible Debenture *
4.8            Investment Agreement, dated December 18, 2001, between the
               Company and Tecinvest Services, Inc. *****
4.9            Commitment Warrant issued to Tecinvest, dated December 18,
               2001 *****
4.10           Registration Rights Agreement,  December 18, 2001, between the
               Company and Tecinvest  Services,  Inc. *****
4.11           Escrow Agreement, dated December 18, 2001, by and among the
               Company, Tecinvest Services, Inc. and Joseph B. LaRocco *****
4.12           Convertible Debenture issued December 18, 2001, to Tecinvest
               Services, Inc. *****
4.13           Convertible Debenture Warrant issued December 18, 2001, to
               Tecinvest Services, Inc. *****
4.14           Registration Rights Agreement for the Tecinvest Services, Inc.
               Convertible Debentures and Convertible Debenture Warrants,
               between the Company and Tecinvest Services, Inc. *****
4.15           Subscription Agreement for the Tecinvest Services, Inc.
               Convertible Debentures, dated December 18, 2001, between the
               Company and Tecinvest Services, Inc. *****
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
10.8           License Agreement Dated August 27, 2000, Between the Company and
               Enviro Wood Fibre Block & Brick, Inc. ***
21             List of Subsidiaries*
-------------------------------
*     Filed as Exhibits to the Company's Form 10-SB, filed on October 27, 1999.
**    Filed as Exhibits to the Company's Form 10K-SB, filed on April 24, 2000.
***   Filed as an Exhibit to the Company's Form 10K-SB, filed on April 17, 2001
****  Filed as Exhibits to the Company's Form S-8, filed January 11, 2002
***** Filed as Exhibits to the Company's Form SB-2, filed February 4, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2002                    JACOBSON RESONANCE ENTERPRISES, INC.
           (Registrant)

                                        By:  /s/ ALFONSO SERRATO
                                        Alfonso Serrato, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

        Signature                               Position

/s/ Dr. Jerry Jacobson          Dr. Jerry I. Jacobson, Chairman of the Board of
Date Signed: April 25, 2002         Directors and Chief Science Officer

/s/ Alfonso Serrato             Alfonso Serrato, President, Chief Executive
Date Signed: April 25, 2002        Officer and Director (Principal Executive
                                   Officer)

/s/ Debra Jacobson              Debra Jacobson, Senior Vice President, Secretary
Date Signed: April 25, 2002        and Director

/s/ Paul Martin                 Sidney Paul Martin, Director
Date Signed: April 25, 2002

/s/ Michael Steigman            Michael P. Steigman, Director
Date Signed: April 25, 2002

/s/ Frank Chaviano              Frank A. Chaviano, Senior Vice President and
Date Signed: April 25, 2002        Chief Operating Officer (Principal Financial
                                   and Accounting Officer)