Form 10QSB
period 2002-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-05-20
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                  For the Quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ___________ to _____________

                  Commission file number 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                        65-0684400
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

             8200 Jog Road, Suite 100, Boynton Beach, Florida 33437
                    (Address of principal executive offices)

                                 (561) 752-4141
                           (Issuer's telephone number)

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                                   May 17, 2002
      -----                                  --------------

Common stock, $ 0.001 par value               60,640,838

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.                  FINANCIAL INFORMATION

ITEM I - Unaudited Financial Statements

        Balance Sheets as of March 31, 2002 (Unaudited) and
        December 31, 2001..................................................... 3

        Statements of Operations for the Three Months Ended March 31,
        2002 and 2001 (Unaudited) and for the period from
        June 4, 1996 (Inception) to March 31, 2002 (unaudited)................ 4

        Statements of Cash Flows for the Three Months Ended March 31, 2002
        and 2001 (Unaudited) and for the period from June 4, 1996 (Inception)
        to March 31, 2002 (Unaudited)......................................... 5

        Statement of Changes in Stockholders' Equity (Deficiency) for the
        period from Inception to March 31, 2002 (unaudited)................... 5

        Notes to Financial Statements......................................... 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................... 7

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS

        Signatures............................................................ 9

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                                             March 31,            December 31,
                                                                                               2002                   2001
                                             ASSETS                                        (Unaudited)
                                                                                        ------------------     ------------------

CURRENT ASSETS
    Cash                                                                                   $ 17,453               $     -
    Accrued Interest Receivable                                                               4,786                  4,786
    Prepaid Expenses and Other                                                               11,345                 54,706
                                                                                          -----------             -----------
        Total Current Assets                                                                 33,584                 59,492
                                                                                          -----------             -----------
Property and Equipment, at Cost, (Net of Accumulated Depreciation
   of $ 100,862 and $90,946, respectively)                                                  117,943                127,858
                                                                                          -----------             -----------
OTHER ASSETS
Deferred Offering Costs                                                                      75,250                 75,250
Deferred Financing Costs, Net of Accumulated Amortization of  $1,795 and
   $174, respectively                                                                        20,705                 12,326
Deposits                                                                                      1,395                  1,395
Due from Officers/Shareholders, Net of Allowance for Doubtful Amounts
   of $200,000                                                                               50,000                 50,000
Deferred Income Tax Asset, Net of Valuation Allowance of $2,336,000
    and $2,176,000, respectively                                                                 -                      -
                                                                                          -----------             -----------
        Total Other Assets                                                                  147,350                138,971
                                                                                          -----------             -----------
        Total Assets                                                                      $ 298,877              $ 326,321
                                                                                          ===========             ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                                 $ 379,697              $ 403,475
    Litigation Settlement Payable                                                           990,000                995,000
    Deposits on Common Stock to be Issued                                                    52,920                 56,775
    Loan Payable - Officer                                                                   25,000                      -
    Notes Payable                                                                           225,000                250,000
                                                                                          -----------             -----------
        Total Current Liabilities                                                         1,672,617              1,705,250
                                                                                          -----------             -----------
LONG-TERM DEBT
    Debentures Payable, Face Value of $175,000 and $ 75,000 (Net of Beneficial
         Conversion Feature and Costs of  $ 107,620 and $ 65,138, respectively)              67,380                  9,862

        Total Liabilities                                                                 1,739,997              1,715,112
                                                                                          -----------             -----------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 30,000 Shares                                                    30                     30
    Common Stock, $.001 Par Value, 300,000,000 Shares Authorized;
        Issued and Outstanding, 60,428,020 and 58,169,239, respectively                      60,428                 58,169
    Additional Paid in Capital                                                            9,918,917              9,469,127
    Deficit Accumulated During the Development Stage                                    (11,375,671)           (10,871,443)
                                                                                          -----------             -----------
                                                                                         (1,396,296)            (1,344,117)
                                                                                          -----------             -----------
Common Stock in Treasury, at cost (600,000 Shares)                                             (600)                  (600)
    Subscriptions Receivable                                                                (44,224)               (44,074)
                                                                                          -----------             -----------
        Stockholders' Deficiency                                                         (1,441,120)            (1,388,791)
                                                                                          -----------             -----------
        Total Liabilities and Stockholders' Deficiency                                    $ 298,877              $ 326,321
                                                                                          ===========             ===========

                                      F-3

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                                               For the Period
                                                                                                                    From
                                                                                                                June 4, 1996
                                                                                                                 (Inception)
                                                                           For the Three Months Ended                To
                                                                                    March 31,                   March 31,2002
                                                                        ---------------------------------    ----------------------
                                                                         2002                     2001
                                                                       ----------             ----------

REVENUE                                                                 $ 57,401                $ 7,086          $ 418,174
                                                                       ----------              ---------        -----------
COSTS AND EXPENSES:
    General and Administrative                                           460,510                389,499          6,709,127
    Research and Development                                              42,522                 32,702          1,251,352
    Settlement Costs                                                           -                      -          1,870,000
    Financing Costs                                                            -                      -          2,095,704
                                                                        ----------              ---------        -----------
        Total Operating Expenses                                        503,032                 422,201         11,926,183
                                                                        ----------              ---------        -----------
Other Income(Expense)
    Interest Income                                                            -                  6,899            103,643
    Interest Expense                                                     (58,597)                     -           (196,853)
    Gain of Sales of Resonance Equipment                                      -                  67,202            225,548
                                                                        ----------              ---------        -----------
        Total Other Income (Expense)                                     (58,597)                74,101            132,338
                                                                        ----------              ---------        -----------
NET LOSS                                                              $ (504,228)            $ (341,014)     $ (11,375,671)
                                                                        ==========              =========        ===========

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                                                                $ (0.01)               $ (0.01)
                                                                        ==========              =========
    Diluted                                                              $ (0.01)               $ (0.01)
                                                                        ==========              =========
Shares Used to Compute Net Loss Per Share
    Basic                                                             58,886,377             55,217,788
                                                                        ==========              =========
    Diluted                                                           58,886,377             55,217,788
                                                                        ==========              =========

                                      F-4

                      JACOBSON RESONANCE ENTERPRISES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the period from inception to March 31, 2002

                                                                                                     ADDITIONAL
                                                  COMMON STOCK               PREFERRED STOCK           PAID-IN
                                         ------------------------------ ----------------------------------------
                                            ISSUED           AMOUNT         ISSUED       AMOUNT        CAPITAL
                                         ------------     ------------- -------------  ------------- -------------

Issuance of Founders Stock at
    Par $.001                             57,220,000      $   57,220           -         $  -         $ (57,220)

Recapitalization - June 4, 1996
                                           4,905,000           4,905           -            -            (4,905)

Issuances of Common Stock at $.10
    Per Share
                                          10,000,000          10,000           -            -           990,000

Issuances of Common Stock at $1.750
    Per Share
                                              18,857              19           -            -            32,981

Purchase of Treasury Stock at Cost
                                                  -               -            -            -               -

Conversation of Common Stock to
                                         (45,000,000)        (45,000)       45,000         45            44,955
    Preferred Stock

Net Loss
                                                  -               -            -            -               -
                                         ------------     ------------- -------------  ------------- -------------

Balance, December 31, 1996                27,143,857       $  27,144        45,000       $  45        $1,005,811
Issuance of Common Stock for
    Services Rendered at Prices
    Between $.15 and $1.75 Per Share
                                              40,114              40           -            -             12,744

Issuances of Common Stock from
    Private Placement at Prices
    Between $.15 and $.25 Per Share
                                             760,000            760            -            -            139,240

Issuances of Common Stock out
of Proceeds of Subscription
    Receivable
                                                  -              -             -            -                -

Net Loss
                                                  -              -             -            -                -
                                         ------------     ------------- -------------  ------------- -------------
Balance, December 31, 1997               27,943,971         $27,944         45,000      $  45         $1,157,795

-Continued-

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                              For the Period From
                                                                                                       June 4, 1996
                                                                    For the three months ended         (Inception)
                                                                             March 31,                      To
                                                                      2002              2001          March 31, 2002
                                                                 ----------------  ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                          $ (504,228)        $ (341,014)     $ (11,375,671)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
            Depreciation                                                   9,915             10,696            106,142
            Amortization                                                  10,079                 -              18,912
            Allowance for Doubtful Amounts Due from Officer/Shareholder        -                 -             200,000
            Write off of Licensing Costs                                       -                 -             126,582
            Fair Value of Common Stock Issued for Services Rendered      101,055             71,148          1,432,655
            Fair Value of Common Stock Issued for Interest Expense        45,633                 -             111,516
            Stock Issued for Conversion of Warrants Attributed to Interest     -                 -           1,754,100
            Beneficial Conversion Feature of Debentures                        -                 -             333,332
            Fair Value of Options Issued                                  25,000                 -           1,464,094
            Disposition of Property and Equipment                              -             31,238             31,238
                                                                                                                    -
        Changes is Operating Assets and Liabilities:                                                                -
            Accounts Receivable                                                -             (7,397)                -
            Accrued Interest Receivable                                        -                 -              (4,786)
            Prepaid Expenses and Other                                    43,361             19,488            (11,345)
            Accounts Payable and Accrued Expenses                         44,138            (42,531)           447,613
            Litigation Settlement Payable                                 (5,000)                -             990,000
            Other Liabilities                                                  -             13,000                 -
            Deposits                                                          -                 -               (1,395)

Net Cash Used in Operating Activities                                   (230,047)          (245,372)        (4,377,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  Property and Equipment                                       -                 -            (255,323)
    Advances to Officers                                                       -                 -            (250,000)
    Payment for Licensing Costs                                                -                 -            (126,582)

Cash Used in Investing Activities                                              -                 -            (631,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                                                                    (600)
    Proceeds from Notes Payable                                                -                 -             310,000
    Payments of Notes Payable                                            (25,000)                -             (25,000)
    Proceeds from Loans Payable - Officer                                 25,000                 -              25,000
    Net Proceeds from Issuance of Debentures                              90,000                 -           1,042,990
    Deferred Offering Costs                                                    -                 -             (75,250)
    Proceeds from Exercise of Warrants                                         -                 -                 900
    Proceeds from Exercise of Options                                          -                 -              50,775
    Proceeds from Common Stock to be Issued                                    -                420             85,117
    Proceeds from Issuance of Common Stock
        From Subscription Receivable                                           -                 -             653,976
    Proceeds from Issuance of Common Stock                               157,500             97,651          2,958,463

Net Cash Provided by Financing Activities                                247,500             98,071          5,026,371

Net Increase (Decrease) in Cash and Cash Equivalents                      17,453           (147,301)            17,453

Cash and Cash Equivalents - Beginning of Period                               -             218,770                  -

Cash and Cash Equivalents - End of Period                               $ 17,453           $ 71,469           $ 17,453

NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of Common Stock for Repayment of Debt                          $ -               $ -             $ 60,000

    Issuance of Common Stock for Deposits                                   $ -            $ 69,397           $ 69,397

    Subscriptions Receivable for Issuance of Common Stock                  $ 150               $ -           $ 698,200

    Conversion of Debentures into Common Stock                              $ -                $ -         $ 1,000,000

     Issuance of Common Stock in Settlement of Liabilities             $ 135,344               $ -           $ 135,344

                      JACOBSON RESONANCE ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Financial Condition and
Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001, of Jacobson Resonance Enterprises, Inc. (the
"Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

NOTE 2 - LOAN PAYABLE - OFFICER/DIRECTOR

In the quarter ended March 31,2002, the Company received a loan for $25,000 from an officer/director. Subsequent to March 31, 2002, the Company repaid this loan.

NOTE 3 - DEBENTURES PAYABLE

In January 2002, the Company issued $100,000 in convertible debentures due
December 18, 2004. In connection with the debentures aggregating $100,000, the
Company incurred costs of $10,000. The Company also recorded a beneficial conversion feature of $33,000 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. Additionally, the
Company has issued 78,000 shares of common stock as issuance costs. The Company has recorded the fair market value of these shares of $17,940 and has reduced the carrying value of the convertible debentures by the unamortized amount of the discount and the beneficial conversion feature.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY
                                                                         760,000

In the first quarter of 2002 the Company issued 2,258,781 shares of its common stock as follows:

                                                                   No. of Shares

(a)      The Company was required to issue 30,000 shares of
common stock due at December 31, 2001pursuant to
provisions of a bridge loan.  An additional 165,000
shares of common stock (85,000 of such were issued as
satisfaction of interest) were issued relating to 2002
transactions                                                             195,000

(b)   Pursuant to a continuing agreement for product
endorsements on March 21, 2002 the Company issued
205,000 shares of common stock in satisfaction of $71,148
(valued at $.35 per share) of accrued liabilities at
 December 31, 2001.                                                      205,000

(c)      In connection with the Tecinvest funding the Company
Issued 178,500 shares,78,000 shares and 80,000 shares
of common stock (aggregating 336,500 shares(valued at $.14 per share))
for services relating to 2001 and 2002 funding transactions.  The fair value of the shares of common stock issued for 2001 funding
are being amortized over the period the debt is outstanding              336,500

(d)   On February 20, 2002, the Company issued
283,333 shares of common stock at a price of $.15 per share.
In addition, in connection with the sale, the Company granted the purchaser an option to purchase 280,000 shares of common stock
at $.18 per share for an 18 month period.                                283,333

(e)   On March 21, 2002 the Company issued 250,000
shares of common stock for $71,751 (valued at $.29 per share) to an
 entity providing investor relations.                                    250,000

(f)      Pursuant to a consulting agreement, an option holder
 Exercised the cashless exercise provision of options to acquire
350,000 shares of common stock which resulted  in the holder
receiving 128,948 shares of common stock.                                128,948

(g)   The Company entered into a private sale of 625,000
shares of common at $.16 per share and options to purchase 625,000 shares of common stock at an exercise price of $.40 per share to the debenture holder.  In connection with this sale the Company issued
 135,000 shares of common stock for services.                            760,000

(h)   Shares of common stock issued in 2002 in exchange
for proceeds received in 2001 pursuant to a private sale
of 100,000 shares of common stock for an aggregate of $15,000            100,000

                                                                       2,258,781

The Company received $52,500 in February and March 2002 for 350,000 shares of common stock pursuant to a private placement. At March 31, 2002 such shares have not been issued.

On April 17, 2002, the board of directors cancelled 8,595,000 options to purchase common stock that were granted to directors and officers during the year ended December 31, 2001.

Subsequent to the end of the quarter, the Company issued 200,000 shares of common stock to an employee/ director for services. The Company will charge operations for the fair value of these shares at the time of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND REUSLTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial included elsewhere in this prospectus.

Certain statements contained in this prospectus, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the success and subsequent acceptance of new medical research and development; the regulatory framework of the health care industry; our ability to create, sustain, manage or forecast our growth;
our ability to attract and retain key personnel; our ability to protect technology; changes in our business strategy or development plans; competition;
demographic changes; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

We are in the development stage and receive some royalty revenues from Real Pure
Beverage Group, LLC, Bio Resonance Technology, Inc., Canada, Palmer Natural
Products, Inc., San Juan Capistrano, California, and Serrato Europe, SARL,
Geneva, Switzerland, primarily beginning during the third and fourth quarters of
2001. We have incurred losses of approximately $479,000 for the three months ended March 31, 2002. We have incurred losses of approximately $11,350,000 since our inception. Of that amount, approximately $4,900,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

Three Months Ended March 31, 2002, compared to Three Months Ended March 31,
2001

The net loss increased from approximately $341,000 in 2001 to approximately
$504,000 for the three months ended March 31, 2002.

The items of significant increase in the three months ended March 31, 2002 over the comparable period of the prior year was an increase in a non-cash charge for services rendered and for options issued of approximately $55,000.

While we are in the late stages of our development, during the latter part of
2001 we began to receive loyalties based on agreements we had completed. In
2002, we received approximately $57,000 in royalties from beverage sales of resonated water and from international agreements. This increase of $50,000 over the previous year is a result of marketing efforts by the licensees.

We on occasion place resonators and equipment parts for research and development and testing purposes. The profit on such sales were approximately $67,000 in
2001 with no sales in 2002.

In past years we earned as a result of having the proceeds from private sales of equity. During 2002 interest expense was $59,000 (including amortization of
$10,000 of debt costs) compared to interest income for $7,000 in 2001.

We continue to incur costs for research and development including costs for clinical trials. These costs increased by $10,000, primarily to accommodate the
European Market.

General and administrative expenses increased by approximately $71,000 from 2002 to 2001. Professional fees increased by $80,000 relating to transactional costs of accounting. Salaries increased by $20,000. Other operating costs increased by approximately $10,000.

The following is a summary of the factors in increase in the loss from 2002 to
2001:

       Increase in royalty revenue                           $  50,000
       Decrease in profit on resonator sales                   (67,000)
       Increase in interest cost-net                           (66,000)
       Decrease in research and development expenses            30,000
       Increase in general and administrative expenses        (110,000)

                        Increase in (loss)                   $(163,000)

Plan of Operation

Since early May 2000, we jointly launched our marketing campaign with Real Pure
Beverage Group, LLC, for promoting resonated high energy sport drink (Real Pro).
Brett Favre is the official spokesperson for Real Pro sports drink produced and bottled by Real Pure Beverage Group, LLC. These marketing and national distribution initiatives continue and have expanded.

In addition, we have received approval and a CE-Mark issuance from the European
Union, thus allowing distribution and commercialization of our medical resonators. Marketing and distribution plans through EKINSA are currently ahead of schedule. We have also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators and said license has now expanded not only to cover all medical resonator models but also licensing clearance by Health Canada covering "all types of pain" instead of being limited to arthritic pain. Bio Resonance Technology, inc., now operates two medical centers (Calgary and Winnipeg) and a third and fourth center is in the planning and construction stages in central and southeast Canada.

Serrato Europe, SARL, Geneva, Switzerland, is currently under a global expansion through its worldwide sub-license (s) and market specific distribution networks are underway to expand into: Germany, Portugal and France as well as key countries in Latin America such as Mexico, Venezuela and Argentina during 2002 thus generating a royalty stream for us. Additional health clearances and approvals have been granted in Australia, Finland and Norway. Currently, Serrato
Europe, SARL, is developing additional distribution and marketing plans to cover these and other countries expected to receive clearances in 2002.

We expect FDA clearance of our 18" clinical resonator sometime before the end of the second quarter 2002. We currently have on file a 510-k submission to the
Radiological Division of FDA which is under review. In December 2001, we met with FDA management personnel and authorities in order to discuss our submission and other pending matters dealing with the clearance, development, future research studies, and submissions of the Jacobson Resonator and resonance technology advancements.

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

Other possible sources of revenue and/or capital for us during fiscal 2002 include the following:

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

3. The company is presently seeking Funds from private placement and is in the process of filing the necessary documents to complete its equity financing program with Tecinvest Services, Inc.

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                    PART II.
                                OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JACOBSON RESONANCE ENTERPRISES, INC.

                                      By:  /s/ Frank A. Chaviano
                                           -------------------------------------
                                           Frank A. Chaviano
                                           Senior Vice President
                                           and Chief Operating Officer

         Dated:   May 17, 2002