Form 10QSB/A
period 2002-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-05-22
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB
                                 Amendment No. 1

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

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS

        Signatures............................................................ 9

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                                             March 31,            December 31,
                                                                                               2002                   2001
                                             ASSETS                                        (Unaudited)
                                                                                        ------------------     ------------------

CURRENT ASSETS
    Cash                                                                                   $ 17,453               $     -
    Accrued Interest Receivable                                                               4,786                  4,786
    Prepaid Expenses and Other                                                               11,345                 54,706
                                                                                          -----------             -----------
        Total Current Assets                                                                 33,584                 59,492
                                                                                          -----------             -----------
Property and Equipment, at Cost, (Net of Accumulated Depreciation
   of $ 100,862 and $90,946, respectively)                                                  117,943                127,858
                                                                                          -----------             -----------
OTHER ASSETS
Deferred Offering Costs                                                                      75,250                 75,250
Deferred Financing Costs, Net of Accumulated Amortization of  $1,795 and
   $174, respectively                                                                        20,705                 12,326
Deposits                                                                                      1,395                  1,395
Due from Officers/Shareholders, Net of Allowance for Doubtful Amounts
   of $200,000                                                                               50,000                 50,000
Deferred Income Tax Asset, Net of Valuation Allowance of $2,336,000
    and $2,176,000, respectively                                                                 -                      -
                                                                                          -----------             -----------
        Total Other Assets                                                                  147,350                138,971
                                                                                          -----------             -----------
        Total Assets                                                                      $ 298,877              $ 326,321
                                                                                          ===========             ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                                                 $ 379,697              $ 403,475
    Litigation Settlement Payable                                                           990,000                995,000
    Deposits on Common Stock to be Issued                                                    52,920                 56,775
    Loan Payable - Officer                                                                   25,000                      -
    Notes Payable                                                                           225,000                250,000
                                                                                          -----------             -----------
        Total Current Liabilities                                                         1,672,617              1,705,250
                                                                                          -----------             -----------
LONG-TERM DEBT
    Debentures Payable, Face Value of $175,000 and $ 75,000 (Net of Beneficial
         Conversion Feature and Costs of  $ 107,620 and $ 65,138, respectively)              67,380                  9,862
                                                                                          -----------             -----------
        Total Liabilities                                                                 1,739,997              1,715,112
                                                                                          -----------             -----------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000 Shares Authorized;
        Issued and Outstanding, 30,000 Shares                                                    30                     30
    Common Stock, $.001 Par Value, 300,000,000 Shares Authorized;
        Issued and Outstanding, 60,428,020 and 58,169,239, respectively                      60,428                 58,169
    Additional Paid in Capital                                                            9,918,917              9,469,127
    Deficit Accumulated During the Development Stage                                    (11,375,671)           (10,871,443)
                                                                                          -----------             -----------
                                                                                         (1,396,296)            (1,344,117)
                                                                                          -----------             -----------
Common Stock in Treasury, at cost (600,000 Shares)                                             (600)                  (600)
    Subscriptions Receivable                                                                (44,224)               (44,074)
                                                                                          -----------             -----------
        Stockholders' Deficiency                                                         (1,441,120)            (1,388,791)
                                                                                          -----------             -----------
        Total Liabilities and Stockholders' Deficiency                                    $ 298,877              $ 326,321
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

-Continued-

                                            DEFICIT
                                          ACCUMULATED
                                             DURING                                    STOCKHOLDERS'
                                          DEVELOPMENT     SUBSCRIPTION      TREASURY      EQUITY
                                             STAGE           RECEIVABLE      STOCK      (DEFICIENCY)
                                          ------------     ------------- -------------  -------------

                                           $      -           $  -          $  -           $   -

                                                  -              -             -               -

                                                  -        (526,550)           -          473,450

                                                  -              -             -           33,000
                                                  -              -           (600)           (600)

                                                  -              -             -               -

                                            (292,325)            -             -          (292,325)
                                           ------------     ------------- -------------  -------------

                                           $(292,325)      $(526,550)       $(600)         $213,525

                                                  -              -             -             12,784

                                                  -              -             -            140,000

                                                  -           5,000            -              5,000

                                            (315,319)            -             -           (315,319)
                                           ------------     ------------- -------------  -------------

                                           $(607,644)     $(521,550)        $(600)        $  55,990

   The accompanying notes are an integral part of these financial statements.

                             Continued on Page F-6

                      JACOBSON RESONANCE ENTERPRISES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the period from inception to March 31, 2002

                                                                                                                     ADDITIONAL
                                                                   COMMON STOCK             PREFERRED STOCK           PAID-IN
                                                         ---------------------------- ---------------------------------------------
                                                             ISSUED         AMOUNT       ISSUED         AMOUNT         CAPITAL
                                                         ------------- -------------- ------------- -------------- ----------------

Balance, December 31, 1997                               27,943,971       $27,944       45,000          $45          $1,157,795

Reacquisition of Common Shares and
    Collection of Subscription Receivable                (3,000,000)       (3,000)          -            -             (450,000)
Cash Collection of Subscription Receivable                       -            -             -            -                   -

Issuance of Common Stock from Private
    Placement at a Price of $.15 per Share                4,675,850         4,676           -            -             659,294

Issuance of Common Stock from Private
    Placement at a Price of $.35 per Share                2,017,999         2,018           -            -             690,156

Issuance of Common Stock for Services
    Rendered at Prices between $.15 and $.35 per Share      663,223           663           -            -             176,415
Fair Value of Options Issued to Consultants                      -             -            -            -               2,063

Net Loss                                                         -             -            -            -                  -
                                                         ------------- -------------- ------------- -------------- ----------------
 Balance December 31, 1998                               32,301,043        32,301       45,000           45          2,235,723

Issuance of Common Stock for Services
    Rendered at Prices between $.18
    and $2.69 per Share                                   1,313,903         1,314           -            -             420,375

Issuance of Common Stock for
    Repayment of Debt                                       291,305           291           -            -              60,883

Issuance of Common Stock for
    Conversion of Warrants                                  900,000           900           -            -           1,754,100

Sales of Shares at $.20 per Share                           500,000           500           -            -              99,500

Beneficial Conversion Feature on Convertible Debentures          -             -            -            -             333,332

Issuance of Common Stock for
    Conversion of Debentures                              1,862,876         1,863           -            -             902,194

Net Loss                                                         -             -            -            -                  -
                                                         ------------- -------------- ------------- -------------- ----------------
 Balance December 31, 1999                               37,169,127        37,169       45,000           45          5,806,107

Issuance of Common Stock for Services
  Rendered at Prices between $.21 and $1.52 per Share       385,342           385           -            -             378,555

Sales of Shares a $.13 to $.65 per Share                  2,120,867         2,121           -            -           1,095,497

Fair Value of Options Issued to Consultants                      -             -            -            -             242,031

Fair Value of Options Issued on Settlement                       -             -            -            -             870,000

Issuance of  Common Stock for Exercise of Options           140,000           140           -            -              50,635

Issuance of Common Stock Upon Conversion of
  Preferred Stock                                        15,000,000        15,000      (15,000)         (15)           (14,985)

Net Loss                                                         -             -            -            -                  -
                                                         ------------- -------------- ------------- -------------- ----------------
Balance December 31, 2000                                54,815,336        54,815       30,000           30           8,427,840

-Continued-

                                                          DEFICIT
                                                        ACCUMULATED
                                                          DURING                                    STOCKHOLDERS'
                                                       DEVELOPMENT    SUBSCRIPTION    TREASURY         EQUITY
                                                          STAGE        RECEIVABLE      STOCK        (DEFICIENCY)
                                                       -------------  -------------- ------------- --------------

                                                          $(607,644)    $(521,550)      $ (600)     $55,990

                                                                 -        450,000           -        (3,000)

                                                                 -         27,476           -        27,476

                                                                 -             -            -       663,970

                                                                 -             -            -       692,174

                                                                 -             -            -       177,078

                                                                 -             -            -         2,063

                                                           (952,276)           -            -      (952,276)
                                                       -------------  -------------- ------------- --------------
                                                         (1,559,920)      (44,074)        (600)     663,475

                                                                 -             -             -      421,689

                                                                 -             -             -       61,174

                                                                 -             -             -    1,755,000

                                                                 -             -             -      100,000

                                                                 -             -             -      333,332

                                                                 -             -             -      904,057

                                                         (3,657,966)           -             -   (3,657,966)
                                                        -------------  -------------- ------------- --------------
                                                         (5,217,886)      (44,074)        (600)     580,761

                                                                 -             -             -      378,940

                                                                 -             -             -    1,097,618

                                                                 -             -             -      242,031

                                                                 -             -             -      870,000

                                                                 -             -             -       50,775

                                                                 -             -             -           -

                                                         (3,941,952)           -             -   (3,941,952)
                                                       -------------  -------------- ------------- --------------
                                                         (9,159,838)      (44,074)        (600)    (721,827)

   The accompanying notes are an integral part of these financial statements.

                             Continued on Page F-7

                      JACOBSON RESONANCE ENTERPRISES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the period from inception to March 31, 2002

                                                                                                                       ADDITIONAL
                                                                      COMMON STOCK           PREFERRED STOCK            PAID-IN
                                                              -------------------------- ------------------------------------------
                                                                ISSUED         AMOUNT      ISSUED        AMOUNT         CAPITAL
                                                              ------------ ------------- ------------ -------------  --------------

Balance, December 31, 2000                                    54,815,336       $ 54,815     30,000       $ 30          $8,427,840

Issuance of Common Stock for Services
  Rendered at Prices between $.17 and $.35 per Share           1,420,112           1,420         -          -             339,471
Issuance of Common Stock from Private
    Placements at  Prices between $.11  and $.42 per Share     1,673,791           1,674         -          -             290,374

Fair Value of Options Issued to Consultants                           -               -          -          -             249,750

Warrants Issued for Offering Costs                                    -               -          -          -              75,250
Issuance of Common Stock For Interest on Notes Payable           260,000             260         -          -              61,442
Beneficial Conversion Feature on Convertible Debentures               -               -          -          -              25,000

Net Loss                                                              -               -          -          -                  -
                                                              ------------ ------------- ------------ -------------  --------------
 Balance December 31, 2001
                                                              58,169,239          58,169     30,000         30          9,469,127

Issuance of Common Stock for Services
  Rendered at Prices between $.13 and $.35 per Share             791,500             792         -          -             189,954
Issuance of Common Stock from Private
    Placements at  $.15 per Share                                383,333             383         -          -              57,117
Issuance of Common Stock from Private Placement at $.16 per
   Share and Related Costs                                       760,000             760         -          -              99,240
Issuance of Common Stock Upon Exercise of Options                128,948             129         -          -                (129)
Issuance of Common Stock For Interest on Notes Payable           195,000             195         -          -              45,608
Fair Value of Options Issued                                          -               -          -          -              25,000
Beneficial Conversion Feature on Convertible Debentures               -               -          -          -              33,000
Net Loss                                                              -               -          -          -                  -
                                                              ------------ ------------- ------------ -------------  --------------
Balance, March 31, 2002                                       60,428,020         $60,428     30,000        $30         $9,918,917

                                                              ============ ============= ============ =============  ==============

-Contined-

                                                                 DEFICIT
                                                               ACCUMULATED
                                                                 DURING                                 STOCKHOLDERS'
                                                               DEVELOPMENT   SUBSCRIPTION   TREASURY       EQUITY
                                                                 STAGE        RECEIVABLE      STOCK     (DEFICIENCY)
                                                              -----------    -------------  -----------  -----------

                                                             $(9,159,838)     $  (44,074)    $ (600)     (721,827)

                                                                      -               -          -        340,891

                                                                      -               -          -        292,048

                                                                      -               -          -        249,750

                                                                      -               -          -         75,250

                                                                      -               -          -         61,702

                                                                      -               -          -         25,000

                                                              (1,711,605)             -          -     (1,711,605)
                                                             -----------    -------------  -----------  -----------

                                                             (10,871,443)        (44,074)      (600)   (1,388,791)

                                                                      -               -          -        190,746

                                                                      -               -          -         57,500

                                                                      -               -          -        100,000
                                                                      -               -          -             -
                                                                      -             (150)        -         45,653
                                                                      -               -          -         25,000
                                                                      -               -          -         33,000
                                                                (504,228)             -          -       (504,228)
                                                             -----------    -------------  -----------  -----------
                                                            $(11,375,671)       $(44,224)     $(600)  $(1,441,120)
                                                             ===========    =============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                              For the Period From
                                                                                                           June 4, 1996
                                                                         For the three months ended         (Inception)
                                                                                  March 31,                      To
                                                                            2002              2001           March 31, 2002
                                                                       ----------------  ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                              $ (504,228)         $ (341,014)       $ (11,375,671)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
            Depreciation                                                       9,915              10,696             106,142
            Amortization                                                      10,079                  -               18,912
            Allowance for Doubtful Amounts Due from Officer/Shareholder           -                   -              200,000
            Write off of Licensing Costs                                          -                   -              126,582
            Fair Value of Common Stock Issued for Services Rendered          101,055              71,148           1,432,655
            Fair Value of Common Stock Issued for Interest Expense            45,633                  -              111,516
            Stock Issued for Conversion of Warrants Attributed to Interest        -                   -            1,754,100
            Beneficial Conversion Feature of Debentures                           -                   -              333,332
            Fair Value of Options Issued                                      25,000                  -            1,464,094
            Disposition of Property and Equipment                                 -               31,238              31,238

        Changes is Operating Assets and Liabilities:
            Accounts Receivable                                                   -               (7,397)                 -
            Accrued Interest Receivable                                           -                   -               (4,786)
            Prepaid Expenses and Other                                        43,361              19,488             (11,345)
            Accounts Payable and Accrued Expenses                             44,138             (42,531)            447,613
            Litigation Settlement Payable                                     (5,000)                 -              990,000
            Other Liabilities                                                     -               13,000                  -
            Deposits                                                              -                   -              (1,395)
                                                                         ----------------  ----------------  -----------------
Net Cash Used in Operating Activities                                        (230,047)          (245,372)        (4,377,013)
                                                                         ----------------  ----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  Property and Equipment                                          -                  -             (255,323)
    Advances to Officers                                                          -                  -             (250,000)
    Payment for Licensing Costs                                                   -                  -             (126,582)
                                                                         ----------------  ----------------  -----------------
Cash Used in Investing Activities                                                 -                  -             (631,905)
                                                                         ----------------  ----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                                                                         (600)
    Proceeds from Notes Payable                                                   -                  -              310,000
    Payments of Notes Payable                                                (25,000)                -              (25,000)
    Proceeds from Loans Payable - Officer                                     25,000                 -               25,000
    Net Proceeds from Issuance of Debentures                                  90,000                 -            1,042,990
    Deferred Offering Costs                                                       -                  -              (75,250)
    Proceeds from Exercise of Warrants                                            -                  -                  900
    Proceeds from Exercise of Options                                             -                  -               50,775
    Proceeds from Common Stock to be Issued                                       -                 420              85,117
    Proceeds from Issuance of Common Stock
        From Subscription Receivable                                              -                  -              653,976
    Proceeds from Issuance of Common Stock                                   157,500              97,651          2,958,463
                                                                         ----------------  ----------------  -----------------
Net Cash Provided by Financing Activities                                    247,500              98,071          5,026,371
                                                                         ----------------  ----------------  -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                          17,453            (147,301)            17,453

Cash and Cash Equivalents - Beginning of Period                                   -              218,770                 -
                                                                         ----------------  ----------------  -----------------
Cash and Cash Equivalents - End of Period                                   $ 17,453            $ 71,469           $ 17,453
                                                                         ================  ================  =================
NONCASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of Common Stock for Repayment of Debt                          $     -             $     -            $ 60,000
                                                                         ================  ================  =================
    Issuance of Common Stock for Deposits                                   $     -             $ 69,397           $ 69,397
                                                                         ================  ================  =================
    Subscriptions Receivable for Issuance of Common Stock                   $    150            $     -            $698,200
                                                                         ================  ================  =================
    Conversion of Debentures into Common Stock                              $     -             $     -          $1,000,000
                                                                         ================  ================  =================
     Issuance of Common Stock in Settlement of Liabilities                  $135,344            $     -          $  135,344
                                                                         ================  ================  =================

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
                                                                       ----------
                                                                       2,258,781
                                                                       ==========

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

       Increase in royalty revenue                           $  50,000
       Decrease in profit on resonator sales                   (67,000)
       Increase in interest cost-net                           (66,000)
       Decrease in research and development expenses            30,000
       Increase in general and administrative expenses        (110,000)
                                                             -----------
                        Increase in (loss)                   $(163,000)
                                                             ===========
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