Form 10QSB
period 2002-06-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-08-19
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the Quarterly period ended June 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                        Commission file number 000-27847

                      JACOBSON RESONANCE ENTERPRISES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                              65-0684400
 -------------------------------                             -----------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

             8200 Jog Road, Suite 100, Boynton Beach, Florida 33437
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 752-4141
                           --------------------------
                           (Issuer's telephone number)

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                                   August 14, 2002
     -------                                 -----------------

Common stock, $ 0.001 par value                  61,975,891

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.                  FINANCIAL INFORMATION

  ITEM I - Unaudited Financial Statements

        Balance Sheets as of June 30, 2002 (Unaudited) and
        December 31, 2001....................................................F-1

        Statements of Operations for the Three Months Ended June 30, 2002
        and 2001 (Unaudited), for the Six Months Ended June 30,
        2002 and 2001 (Unaudited) and for the period from
        June 4, 1996 (Inception) to June 30, 2002 (unaudited)................F-2

        Statements of Cash Flows for the Six Months Ended June 30, 2002
        and 2001 (Unaudited) and for the period from June 4, 1996 (Inception)
        to June 30, 2002 (Unaudited).........................................F-3

        Statement of Changes in Stockholders' Equity (Deficiency) for the
        period from Inception to June 30, 2002 (unaudited)...................F-4

        Notes to Financial Statements........................................F-5

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...........................................3

PART II - OTHER INFORMATION

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                          June 30,     December 31,
                                                            2002         2001
                                 ASSETS                          (Unaudited)
                                                         ------------------------

CURRENT ASSETS
    Cash                                                        $ -          $ -
    Receivables                                              11,200        4,786
    Prepaid Expenses and Other                               19,158       54,706
                                                            -------       ------
        Total Current Assets                                 30,358       59,492
                                                            -------       ------
Property and Equipment, at Cost,
        (Net of Accumulated Depreciation of $ 110,777 and
        $90,946, respectively)                              108,028      127,858
                                                            -------       ------
OTHER ASSETS
Deferred Offering Costs                                      75,250       75,250
Deferred Financing Costs, Net of Accumulated
        Amortization of 18,7307 and $12,174 respectively     18,793       12,326
Deposits                                                      1,395        1,395
Due from Officers/Shareholders, Net of Allowance for
        Doubtful Amounts of $50,0000                                      50,000
Deferred Income Tax Asset, Net of Valuation Allowance
        of $2,525,000 and $2,176,000, respectively                -            -
                                                            -------       ------
        Total Other Assets                                   95,438      138,971
                                                            -------       ------
        Total Assets                                      $ 233,824    $ 326,321
                                                            =======       ======
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                 $ 449,333    $ 403,475
    Litigation Settlement Payable                           990,000      995,000
    Deposits on Common Stock to be Issued                    60,420       56,775
    Loan Payable - Officer                                  118,550            -
    Notes Payable                                           225,000      250,000
                                                            -------       ------
        Total Current Liabilities                         1,843,303    1,705,250
                                                            -------       ------
LONG-TERM DEBT
    Debentures Payable, Face Value of $175,000
        and $ 75,000 (Net of Beneficial Conversion
         Feature and Costs of  $ 97,688 and
        $ 65,138, respectfully                               77,312        9,862
                                                            -------       ------
        Total Liabilities                                 1,920,615    1,715,112
                                                            -------       ------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000
        Shares Authorized;
        Issued and Outstanding, 30,000 Shares                    30           30
    Common Stock, $.001 Par Value, 300,000,000
        Shares Authorized;
        Issued and Outstanding, 61,963,073 and
        58,169,239, respectively                             61,963       58,169
    Additional Paid in Capital                           10,045,787    9,469,127
    Deficit Accumulated During the Development Stage    (11,749,747) (10,871,443)
                                                            -------       ------
                                                         (1,641,967)  (1,344,117)
                                                            -------       ------

    Common  Stock in Treasury, at cost (600,000 Shares)        (600)        (600)
    Subscriptions Receivable                                (44,224)     (44,074)
                                                            -------       ------
        Stockholders' Deficiency                         (1,686,791)  (1,388,791)
                                                            -------       ------
        Total Liabilities and Stockholders' Deficiency    $ 233,824    $ 326,321
                                                            =======       ======

                See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                                                For the Period
                                                                                                                from Inception,
                                       For the Three Months Ended June 30,  For the Six Months Ended June 30,     to June 30,
                                              2002           2001               2002           2001                  2002
                                        ---------------  -------------        -----------  ------------          --------------
REVENUES                                 $    11,384     $   17,648           $  68,785    $    24,734            $    429,558
                                        ---------------  -------------        -----------  ------------          --------------

COSTS AND EXPENSES:

    General and Administrative               327,342        303,031             787,852        692,530               7,036,469
    Research and Development                  17,520         15,121              60,042         47,823               1,268,872
    Settlement Costs                              -              -                   -              -                1,870,000
    Financing Costs                               -              -                   -              -                2,095,704
                                        --------------   -------------        -----------  -----------           --------------
         Total Operating Expenses            344,862        318,152             847,894        740,353              12,271,045
                                        --------------   -------------        -----------  -----------           --------------

Other Income (Expense)
    Interest Income                               -           2,361                  -           9,260                 103,643
    Interest Expense                         (40,598)       (16,819)            (99,195)       (16,819)               (237,451)
    Gain on Sales of Resonance Machines           -          19,628                  -          86,830                 225,548
                                        --------------   -------------       ------------  ------------          --------------
NET LOSS                                 $  (374,076)    $ (295,334)         $ (878,304)   $  (636,348)          $ (11,749,747)
                                        ==============   =============       ============  ============          ==============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                               $     (0.01)    $    (0.01)         $    (0.01)   $    (0.01)
                                         ============    ===========         ===========   ===========
     Diluted                             $     (0.01)    $    (0.01)         $    (0.01)   $    (0.01)
                                         ============    ===========         ===========   ===========

Shares Used to Compute Net Loss Per Share
     Basic                                61,013,845     55,623,480          59,317,238     55,426,220
                                          ==========     ==========          ==========     ==========
     Diluted                              61,013,845     55,623,480          59,317,238     55,426,220

                 See accompanying notes to financial statements.

                                                       JACOBSON RESONANCE ENTERPRISES, INC.
                                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                                             STATEMENTS OF CASH FLOWS
                                                                                                               For the Period From
                                                                                                                  June 4, 1996
                                                                                For the six months ended           (Inception)
                                                                                        June 30,                       To
                                                                                  2002            2001            June 30, 2002
                                                                            --------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $(878,304)      $(636,348)          ($11,749,747)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
            Depreciation                                                        19,830          20,341                116,057
            Amortization                                                        21,923              -                  30,756
            Charge to Operations of Amounts Due from Officer/Shareholder        50,000              -                 250,000
            Write off of Licensing Costs                                            -               -                 126,582
            Fair Value of Common Stock Issued for Services Rendered            176,704          71,148              1,508,304
            Fair Value of Common Stock Issued for Interest Expense              69,103              -                 134,986
            Stock Issued for Conversion of Warrants Attributed to Interest          -               -               1,754,100
            Beneficial Conversion Feature of Debentures                             -               -                 333,332
            Fair Value of Options Issued                                        25,739              -               1,464,833
            Disposition of Property and Equipment                                   -           31,238                 31,238
            Fair Value of Common Stock Issued for Financing Costs               29,170              -                  29,170

        Changes is Operating Assets and Liabilities:
            Receivable                                                          (6,414)         17,716                (11,200)
            Prepaid Expenses and Other                                          35,548          18,281                (19,158)
            Accounts Payable and Accrued Expenses                              117,006          (4,577)               520,481
            Litigation Settlement Payable                                       (5,000)             -                 990,000
            Other Liabilities                                                       -           20,000                     -
            Deposits                                                                -               -                  (1,395)                                                                                       -
                                                                            ------------       ---------           -----------
Net Cash Used in Operating Activities                                          (344,695)       (462,201)           (4,491,661)
                                                                            ------------       ---------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  Property and Equipment                                            -            (3,318)             (255,323)
    Advances to Officers                                                            -                -               (250,000)
    Payment for Licensing Costs                                                     -                -               (126,582)
                                                                            ------------       ---------           -----------
Cash Used in Investing Activities                                                   -            (3,318)             (631,905)
                                                                            ------------       ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                                      -                -                   (600)
    Proceeds from Notes Payable                                                     -           175,000               310,000
    Payments of Notes Payable                                                  (25,000)              -                (25,000)
    Proceeds from Loans Payable - Officer                                      118,550               -                118,550
    Net Proceeds from Issuance of Debentures                                    90,000               -              1,042,990
    Deferred Offering Costs                                                         -                -                (75,250)
    Proceeds from Exercise of Warrants                                              -                -                    900
    Proceeds from Exercise of Options                                               -               720                50,775
    Proceeds from Common Stock to be Issued                                     60,420               -                145,537
    Proceeds from Issuance of Common Stock
        From Subscription Receivable                                                -                -                653,976
    Proceeds from Issuance of Common Stock                                     100,725           97,651             2,901,688
                                                                            ------------        ---------           -----------
Net Cash Provided by Financing Activities                                      344,695          273,371             5,123,566
                                                                            ------------        ---------           -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                -          (192,148)                   -

Cash and Cash Equivalents - Beginning of Period                                     -           218,770                    -
                                                                            ------------       ----------           -----------
Cash and Cash Equivalents - End of Period                                    $      -          $ 26,622             $      -
                                                                            ============       ===========          ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Common Stock for Repayment of Debt                           $      -          $     -              $  60,000
                                                                            ============       ===========          ============
    Issuance of Common Stock for Deposits                                    $      -          $ 69,397             $  69,397
                                                                            ============       ===========          ============
    Subscriptions Receivable for Issuance of Common Stock                    $      -          $     -              $ 698,050
                                                                            ============       ===========          ============
    Conversion of Debentures into Common Stock                               $      -          $     -              $1,000,000
                                                                            ============       ===========          ============
    Issuance of Common Stock in Settlement of Liabilities                    $   71,148         $     -             $  71,148
                                                                            ============       ===========          ============
    Issuance of Common Stock for Financing Costs                             $   29,170         $     -             $  29,170
                                                                            ============       ===========          ============
    Issuance of Common Stock recorded as Discount on Debentures              $  17,940          $     -              $ 17,940
                                                                            ============       ===========          ============

                 See accompanying notes to financial statements.

                       JACOBSON RESONANCE ENTERPRISES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the period from inception to June 30, 2002

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

                             Continued on Page F-5

                      JACOBSON RESONANCE ENTERPRISES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the period from inception to June 30, 2002

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

                             Continued on Page F-6

                    JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the Period from Inception to June 30, 2002

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                                           ADDITIONAL    DURING                           STOCKHOLDERS'
                                      COMMON STOCK        PREFERRED STOCK   PAID-IN    DEVELOPMENT SUBSCRIPTION  TREASURY    EQUITY
                                    ISSUED     AMOUNT    ISSUED     AMOUNT  CAPITAL      STAGE      RECEIVABLE    STOCK   (DEFICIENCY)
                                   ---------- --------- ---------  ------- ----------- ------------ ------------ -------- ------------
Balance, December 31, 2000         54,815,336  $54,815  30,000      $ 30   $8,427,840  $(9,159,838) $(44,074)     $(600)   (721,827)

Issuance of Common Stock
   for Services
  Rendered at Prices between
     $.17 and $.35 per Share        1,420,112    1,420     -           -       339,471          -          -        -       340,891

Issuance of Common Stock
   from Private
  Placements at Prices between
     $.11 and $.42 per Share        1,673,791    1,674     -           -       290,374          -          -        -       292,048

Fair Value of Options Issued to
   Consultants                            -        -       -           -       249,750          -          -        -       249,750

Warrants Issued for Offering Costs        -        -       -           -        75,250          -          -        -        75,250

Issuance of Common Stock For Interest
   on Notes Payable                   260,000      260     -           -        61,442          -          -        -        61,702

Beneficial Conversion Feature on
Convertible Debentures                    -        -       -           -        25,000          -          -        -        25,000

Net Loss                                  -        -       -           -           -     (1,711,605)       -        -    (1,711,605)
                                   ----------   ------  ------      ------   ---------  ------------  ---------- ------- ----------
Balance December 31, 2001          58,169,239   58,169  30,000        30     9,469,127  (10,871,443)   (44,074)    (600) (1,388,791)
                                   ==========   ====== =======      ======   =========  ============  =========  ======= ===========

Issuance of Common Stock for Services
  Rendered at Prices between
     $.065 and $.35 per Share       1,680,053    1,680     -           -       175,024          -          -        -       176,704

Issuance of Common Shares
   for Finance Costs                  336,500      337     -           -        46,773          -          -        -        47,110

Issuance of Common Shares to
   Satisfy Liabilities                205,000      205     -           -        70,943          -          -        -        71,148

Issuance of Common Stock from Private
    Placements at  $.15 per Share     383,333      383     -           -        57,117          -          -        -        57,500

Issuance of Common Stock from Private
   Placement at $.16 per
   Share and Related Costs            760,000      760     -           -        99,240          -          -        -       100,000

Issuance of Common Stock Upon
   Exercise of Options                128,948      129     -           -           610          -          -        -           739

Issuance of Common Stock For
   Interest on Notes Payable          300,000      300     -           -        68,953          -         (150)     -        69,103

Fair Value of Options Issued              -        -       -           -        25,000          -          -        -        25,000

Beneficial Conversion Feature on
   Convertible Debentures                 -        -       -           -        33,000          -          -        -        33,000

Net Loss                                  -        -       -           -          -        (878,304)       -        -      (878,304)
                                 ------------ -------- --------    ------ ------------ -------------- --------- ------ -------------
Balance, June 30, 2002             61,963,073  $61,963  30,000      $ 30  $10,045,787  $(11,749,747)  $(44,224) $(600)  $(1,686,791)
                                 ============ ======== ========    ====== ============ ============== ========= ====== =============

                See accompanying notes to financial statements.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Financial Condition and
Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001, of Jacobson Resonance Enterprises, Inc. (the
"Company") as filed with the Securities and Exchange Commission. The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

NOTE 2 - LOAN PAYABLE - OFFICER/DIRECTOR
         -------------------------------

In the six months ended June 30, 2002, the Company received loans aggregating for $118,550 from an officer/director. The loans are due on demand with interest at 10% per annum. In addition, loans to an officer amounting to $50,000 have been reclassified as compensation in the accompanying statement of operations.

NOTE 3 - DEBENTURES PAYABLE
         ------------------

In January 2002, the Company issued $100,000 in convertible debentures (as part of a funding agreement with Tecinvest, Inc.) due December 18, 2004. In connection with the debentures aggregating $100,000, the Company incurred costs of $10,000. The Company also recorded a beneficial conversion feature of $33,000 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. Additionally, the Company has issued 78,000 shares of common stock as issuance costs. The Company has recorded the fair market value of these shares of $17,940 and has reduced the carrying value of the convertible debentures by the unamortized amount of the discount and the beneficial conversion feature.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY
         --------------------

In the first six months of 2002, the Company issued 3,793,834 shares of its common stock as follows:

                                                                                    No. of Shares
                                                                                -----------------------
(a)      The Company was required to issue 30,000 shares of common stock due at
         December 31, 2001pursuant to provisions of a bridge loan. An additional
         270,000 shares of common stock (190,000 of such were issued as
         satisfaction of interest) were issued relating to 2002 transactions.        $  300,000

(b)      Pursuant to a continuing agreement for product endorsements on March
         21, 2002 the Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share)of accrued
         liabilities at December 31, 2001.                                              205,000

(c)      In connection with the Tecinvest funding the Company issued 178,500 shares, 78,000 shares and 80,000 shares of common stock (aggregating
         336,500 shares (valued  at $.14 per share) for services  relating to
         2001 and 2002 funding transactions. The fair value of the shares of common stock issued for 2001 funding are being amortized over the
         period the debt is outstanding.                                                336,500

(d)      On February 20, 2002, the Company issued 283,333 shares of common stock at a price of $.15 per share. In addition,  in connection  with the sale, the Company granted the purchaser an option to purchase 280,000
         shares of common stock at $.18 per share for an 18 month period.               283,333

(e)      On March 21, 2002 the Company issued 250,000 shares of common stock for
         $71,751 (valued at $.29 per share) to an entity providing investor
         relations.                                                                     250,000

(f)      Pursuant to a consulting  agreement,  an option holder exercised the cashless exercise provision of options to acquire 350,000 shares of common stock which resulted in the holder receiving 128,948 shares of
         common stock.                                                                  128,948

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

(g)      The  Company entered  into a private sale of 625,000 shares of common at $.16 per share and options to purchase 625,000 shares of common stock at an exercise price of $.40 per share to the debenture  holder.
         In connection with this sale the Company issued 135,000 shares of
         common stock for services.                                                     760,000

(h)      Shares of common stock issued to a director for research costs valued
         at $.065 per share and has been charged to operations for the period         1,230,053

(i)      Shares issued to an officer for services valued at $.125 per share and
         charged to operations during the period.                                       200,000

(j)      Shares of common stock issued in 2002 in exchange for proceeds received in 2001 pursuant to a private sale of 100,000 shares of common stock
         for an aggregate of $15,000.                                                   100,000
                                                                                  ---------------

                                                                                  $   3,793,834
                                                                                  ===============

The Company  received $60,000 in February, March and April 2002 for 400,000
shares of common stock pursuant to a private placement. At June 30, 2002 such shares have not been issued.

On April 17, 2002, the board of directors cancelled 8,595,000 options to purchase common stock that were granted to directors and officers during the year ended
December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.

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

We are in the development stage and receive some royalty revenues from Real Pure
Beverage Group, LLC, Bio Resonance Technology, Inc., Canada, and Serrato Europe,
SARL, Geneva, Switzerland, primarily beginning during the third and fourth quarters of 2001. We have incurred losses of approximately $878,000 for the six months ended June 30, 2002. We have incurred losses of approximately $11,750,000 since our inception. Of that amount, approximately $5,100,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

Three Months Ended June 30, 2002, compared to Three Months Ended June 30, 2001

The net loss increased by approximately $79,000 from approximately $295,000 in
2001 to approximately $374,000 for the three months ended June 30, 2002.

The items of significant increase in the three months ended June 30, 2002 over the comparable period of the prior year were an increase in general and administrative expense from approximately $303,000 in 2001 to approximately
$327,000 for the three months ended June 30, 2002, and an increase in net interest expense from approximately $14,000 in 2001 to approximately $41,000 for the three months ended June 30, 2002.

While we are in the late stages of our development, during the latter part of
2001 we began to receive royalties based on agreements we had completed. In
2002, we received approximately $11,000 in royalties from beverage sales of resonated water and from international agreements compared to approximately
$18,000 in 2001. This reduction was due to economic difficulties by our foreign licencees.

During 2002 interest expense was approximately $41,000 compared to interest income of approximately $2,000 and interest expense of approximately $17,000 for the three months ended June 30, 2001. The increase was due to additional borrowings.

We continue to incur costs for research and development including costs for clinical trials. These costs increased from approximately $15,000 in 2001 to approximately $18,000 for the three months ended June 30, 2002, primarily to accommodate the European Market.

General and administrative expenses increased by approximately $24,000 from 2002 to 2001, primarily due to increased compensation costs.

Six Months Ended June 30, 2002, compared to Six Months Ended June 30, 2001

The net loss increased from approximately $636,000 in 2001 to approximately
$878,000 for the six months ended June 30, 2002.

The items of significant increase in the six months ended June 30, 2002 over the comparable period of the prior year were an increase in general and administrative expense from approximately $693,000 in 2001 to approximately
$788,000 for the six months ended June 30, 2002, and an increase in interest expense from approximately $17,000 in 2001 to approximately
$99,000 for the six months ended June 30, 2002.

While we are in the late stages of our development, during the latter part of
2001 we began to receive royalties based on agreements we had completed. In
2002, we received approximately $69,000 in royalties from beverage sales of resonated water and from international agreements compared to $25,000 in 2001.

We on occasion place resonators and equipment parts for research and development and testing purposes. The profit in 2001 on such sales were approximately
$87,000. In 2002 we sold a few units approximating cost for research.

During 2002 interest expense was approximately $99,000 (including amortization of $22,000 of debt costs) compared to interest income of approximately $9,000 and interest expense of approximately $17,000 for the six months ended June 30,
2001. This was due to increased borrowings of approximately $350,000 since June
30, 2001.

We continue to incur costs for research and development including costs for clinical trials. These costs increased from approximately $48,000 in 2001 to approximately $60,000 for the six months ended June 30, 2002, primarily to accommodate the European Market.

General and administrative expenses increased by approximately $95,000 from 2002 to 2001. Professional fees increased by $30,000 relating to transactional costs of accounting. Compensation increased by approximately $150,000. Other operating costs decreased by approximately $85,000. Compensation increased due to additional full-time employees, stock issued to employees and loans charged to compensation.

        Plan of Operation

Since early May 2000, we jointly launched our marketing campaign with Real Pure
Beverage Group, LLC, for promoting resonated high energy sport drink (Real Pro).
Brett Favre is the official spokesperson for Real Pro sports drink produced and bottled by Real Pure Beverage Group, LLC. These marketing and national distribution initiatives continue and have expanded.

In addition, we have received approval and a CE-Mark issuance from the European
Union, thus allowing distribution and commercialization of our medical resonators. Marketing and distribution plans through EKINSA AMEVISA, SL and
BIORES, SL. are currently ahead of schedule. We have also received approval by
Health Canada licensing authorities for commercialization and distribution of medical resonators and said license has now expanded not only to cover all medical resonator models but also licensing clearance by Health Canada covering
"all types of pain" instead of being limited to arthritic pain. Bio Resonance
Technology, inc., now operates two medical centers (Calgary and Winnipeg) and a third and fourth center is in the planning and construction stages in central and southeast Canada.

Serrato Europe, SARL, Geneva, Switzerland, is currently under a global expansion through its worldwide sub-license (s) and market specific distribution networks are underway to expand into: Germany, Portugal, France and Italy, as well as key countries in Latin America such as Mexico, Venezuela, Argentina and Chile during
2002 thus generating a royalty stream for us. Additional health clearances and approvals have been granted in Australia, Finland and Norway. Commercial initiatives and a license are currently under discussion for Scandinavia.
Currently, Serrato Europe, SARL is developing additional distribution and marketing plans to cover these and other countries expected to receive clearances in 2002.

We currently have on file a 510-k submission to the Radiological Division of
Food and Drug Administration ("FDA") which is under review. In December 2001, we met with FDA management personnel and authorities in order to discuss our submission and other pending matters dealing with the clearance, development, future research studies, and submissions of the Jacobson Resonator and resonance technology advancements. An audit of the clinical studies has been scheduled. We expect FDA clearance of our 18" clinical resonator sometime before the end of the second quarter of 2003. This clearance has been delayed due to rescheduling of the FDA audit of our multiple study sites in Spain. The audit has been reescheduled for the latter part of September, 2002. The radiological division of the FDA may require additional clinical data to support our 510(k) de novo submission. The Company may decide to modify the application of its technology to support claims of safety and efficacy in pursuit of de novo FDA clearance.

We further expect to receive a broad "pain spectrum" clearance sometime in late
2003 or early 2004 as further research and clinical trials are completed and presented to FDA for additional clearances.

Our agricultural, environmental and building licensing initiatives continue to show tremendous potential and interest particularly in the Pan Asian and Pacific
Rim countries. As a result, we continue to investigate licensing and joint venture opportunities in the region, from which we expect to generate additional revenues.

These and other medical and non-medical applications we believe (although there is no assurance that this will be the case) will provide the Company with a steady and diversified revenue stream. Management's focus will be on product applications that do not require regulatory approval via joint ventures, licensing, technology transfer and like transactions. Other possible sources of revenue or capital for the Company include:

1. Licensing revenue from a larger medical products or pharmaceutical company for the development, marketing and distribution rights in connection with the use or incorporation into products of Jacobson Resonance technology.

2. Licensing revenue from existing licensee or joint ventures whose products and/or services are projected to commence generating a revenue stream within the next six to nine months, such as Enviro Brick and Block Ltd., Enviro Products,
Ltd., The Empower Group, Genesis Technologies (Sanko Group) and Amevisa.

3. The Company is presently seeking funds from licensing of technology and products, joint ventures, private equity financing and is in the process of filing the necessary documents to complete its equity financing program with
Tecinvest Services, Inc.

                                                     PART II.

                                                 OTHER INFORMATION

Item 2. Changes in Securities

(c) Recent Sales of Unregistered Securities

----------- --------------------------------------- --------------------------- ------------ -------------------------
Date        Title and Amount                        Purchasers                  Principal    Total Offering Price/
                                                                                Underwriter  Underwriting Discounts
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
2/01/02     128,948 shares of Common Stock          Financial Consulting Firm/       NA       NA
                                                    exercise of options
                                                    pursuant to cashless
                                                    exercise provisions
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
2/5/02      $100,000 principal amount 6%            Tecinvest Services, Inc.         NA       $100,000/$10,000
            convertible debenture, convertible into                                           paid as finder's and legal
            shares of Common Stock, with warrants                                             fees
            expiring February 2004 to purchase
            100,000 shares of common stock
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
2/15/02 to  336,500 shares of Common Stock          Tecinvest Services,              NA      Shares valued at $.14
5/15/02                                             Inc.--Services in                        per share/NA
                                                    connection with Investment
                                                    Agreement and related
                                                    financing agreements
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
2/20/02     283,333 shares of Common Stock          Private Investor                 NA      Shares valued at $.15
            Options to purchase 280,000 shares of                                            per share/NA
            Common Stock at $.18 per share for a
            period of 18 months
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
3/08/02     625,000 shares of Common Stock were     Private Investor                 NA      Shares valued at $.16
            purchased at $.16 per share, with                                                per share/NA
            options to purchase 625,000 shares at
            $.40 per share, and 135,000 shares
            issued for services
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
3/21/02     205,000 shares of Common Stock          Agreement for product            NA      Shares valued at $.35
                                                    endorsements                             per share/NA
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
3/21/02     250,000 shares of Common Stock          Banking and Financial            NA      Shares valued at
                                                    Consulting Firm                          $71,751, or $.15 per
                                                                                             share/NA
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
5/06/02     200,000 shares of Common Stock          Employee--compensation           NA      Shares valued at $.125
                                                                                             per share/NA
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
5/22/02     300,000 shares of Common Stock          Holder of Bridge Loan            NA      Shares valued at $.01
                                                                                             /NA
----------- --------------------------------------- --------------------------- ------------ -------------------------
----------- --------------------------------------- --------------------------- ------------ -------------------------
6/06/02     1,230,053 shares of Common Stock        Director and                     NA      Shares valued at $.65
                                                    Officer--reimbursement for               per share/NA
                                                    research costs
----------- --------------------------------------- --------------------------- ------------ -------------------------

Item 5. Other Information

Change in Executive Management

On July 31, 2002, the Board of Directors reinstated Dr. Jerry I. Jacobson as the
Chief Executive Officer, replacing Alfonso Serrato, who had been acting as interim Chief Executive Officer. Mr. Serrato remains as a director of the
Company and heads up the Company`s European marketing activities.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JACOBSON RESONANCE ENTERPRISES, INC.

                                    /S/ Jerry I. Jacobson
                                    ---------------------
                                    Dr. Jerry I. Jacobson, Chief Executive Officer
                                    and Principal Financial Officer

                                    DATE: August 19, 2002
                                    ---------------------

Exhibit Index

Exhibit Number             Description
--------------             -----------
99.1                       Certification, Dr. Jerry I. Jacobson