Form 10QSB
period 2002-09-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2002-11-26
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the Quarterly period ended September 30, 2002

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

      Class                                   November 13, 2002
     -------                                 -----------------

Common stock, $ 0.001 par value                68,189,483

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.                  FINANCIAL INFORMATION

  ITEM I - Unaudited Financial Statements

     Balance Sheets as of September 30, 2002 (Unaudited) and
     December 31, 2001.......................................................F-1

     Statements of Operations for the Three Months Ended September 30, 2002
     and 2001 (Unaudited), for the Nine Months Ended September 30,
     2002 and 2001 (Unaudited) and for the period from
     June 4, 1996 (Inception) to September 30, 2002 (unaudited)..............F-2

     Statements of Cash Flows for the Nine Months Ended September 30, 2002
     and 2001 (Unaudited) and for the period from June 4, 1996 (Inception)
     to September 30, 2002 (Unaudited).......................................F-3

     Statement of Changes in Stockholders' Equity (Deficiency) for the
     period from Inception to September 30, 2002 (unaudited).................F-4

     Notes to Financial Statements...........................................F-7

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations ............................................3

  ITEM 3 - Controls and Procedures ............................................

PART II - OTHER INFORMATION

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                          September 30,     December 31,
                                                              2002              2001
                                     ASSETS                 (Unaudited)
                                                            ------------------------------

CURRENT ASSETS
    Cash                                                    $     -           $     -
    Receivables                                                   -              4,786
    Prepaid Expenses and Other                                14,581            54,706
                                                            ------------     ------------
        Total Current Assets                                  14,581            59,492
                                                            ------------     ------------
Property and Equipment, at Cost,
        (Net of  Accumulated Depreciation of  $22,526
        and $90,946, respectively)                            15,112           127,858
                                                            ------------    ------------

OTHER ASSETS
Deferred Offering Costs                                           -             75,250
Deferred Financing Costs, Net of Accumulated
        Amortization of  $70 and $174, respectively            2,448            12,326
Deposits                                                       1,395             1,395
Due from Officers/Shareholders, Net of Allowance for
        Doubtful Amounts of $200,000                              -             50,000
Deferred Income Tax Asset, Net of Valuation Allowance
        of $2,573,000 and $2,176,000, respectively                -                 -
                                                            ------------     ------------
        Total Other Assets                                     3,843           138,971
                                                            ------------     ------------
        Total Assets                                        $ 33,536          $326,321
                                                            ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                   $504,025          $403,475
    Litigation Settlement Payable                            990,000           995,000
    Deposits on Common Stock to be Issued                     61,435            56,775
    Loan Payable - Officer                                   154,600                -
    Due to Related Party                                      77,831                -
    Notes Payable                                          ------------      -----------
                                                             225,000           250,000
                                                           ------------      -----------
        Total Current Liabilities                          2,012,891         1,705,250
                                                           ------------      -----------

LONG-TERM DEBT
    Debentures Payable, Face Value of $25,000
        and $ 75,000 (Net of Beneficial Conversion
         Feature and Costs of  $ 8,022 and $ 65,138,
        respectively)                                         16,978             9,862

        Total Liabilities                                  2,029,869         1,715,112
                                                          ------------       -----------

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.001 Par Value, 5,000,000
        Shares Authorized;
        Issued and Outstanding, 30,000 Shares                     30                30
    Common Stock, $.001 Par Value, 300,000,000
        Shares Authorized;
        Issued and Outstanding, 68,176,665
           and 58,169,239,
        respectively                                          68,177            58,169
    Additional Paid in Capital                            10,274,220         9,469,127
                                                         ------------       -----------
    Deficit Accumulated During the Development Stage     (12,293,136)      (10,871,443)
                                                         ------------       -----------
                                                          (1,950,709)       (1,344,117)
                                                         ------------       -----------
    Common  Stock in Treasury, at cost (600,000 Shares)         (600)             (600)
    Subscriptions Receivable                                 (45,024)          (44,074)
                                                         ------------       -----------
        Stockholders' Deficiency                          (1,996,333)       (1,388,791)
                                                         ------------       -----------
        Total Liabilities and Stockholders' Deficiency      $ 33,536           326,321
                                                         ============       ===========

                See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                           For the Period
                                   For the Three Months Ended  For the Nine Months Ended   from Inception
                                         September 30,              September 30,          to September 30,
                                      2002          2001        2002            2001           2002
                                  ----------------------------------------------------------------------

REVENUES                          $   39,815    $   17,242     $  108,600    $   41,976     $  469,373
                                  -----------   -----------    -----------   ------------   ------------

COSTS AND EXPENSES:
    General and Administrative       263,781       332,096      1,051,633     1,024,626      7,300,250
    Research and Development          (1,694)       58,819         58,348       106,642      1,267,178
    Settlement Costs                      -             -              -             -       1,870,000
    Financing Costs                       -             -              -             -       2,095,704
    Refund of Prior Royalties        101,466            -         101,466            -         101,466
    Impairment Loss                   83,000            -          83,000            -          83,000
                                  -----------   -----------    -----------   ------------   ------------
        Total Operating Expenses     446,553       390,915      1,294,447     1,131,268     12,717,598
                                  -----------   -----------    -----------   ------------   ------------
Other Income (Expense)
    Interest Income                       -             -              -          8,261        103,643
    Interest Expense                (136,651)      (38,975)      (235,846)      (54,795)      (374,102)
    Gain on Sales of Resonance
       Machines                           -             -              -         86,830        225,548
                                  -----------   -----------    -----------   ------------   ------------
NET LOSS                          $ (543,389)   $ (412,648)   $(1,421,693)  $(1,048,996)  $(12,293,136)
                                  ===========   ===========    ===========   ============   ============

PER SHARE INFORMATION:

Net Loss Per Share:
    Basic                         $    (0.01)   $    (0.01)    $    (0.02)   $    (0.02)
                                  ===========   ===========    ===========   ============   ============
    Diluted                       $    (0.01)   $    (0.01)    $    (0.02)   $    (0.02)
                                  ===========   ===========    ===========   ============   ============

Shares Used to Compute Net Loss Per Share:
    Basic                         64,097,007    55,623,480     61,325,805    55,492,696
                                  ===========   ===========    ===========   ============   ============
    Diluted                       64,097,007    55,623,480     61,325,805    55,492,696
                                  ===========   ===========    ===========   ============   ============

                See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                                                                           For the Period From
                                                                                              June 4, 1996
                                                                For the Nine Months Ended     (Inception)
                                                                      September 30,                To
                                                                  2002            2001     September 30, 2002
                                                            ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $ (1,421,693)     $(1,048,996)    $(12,293,136)
 Adjustments to Reconcile Net Loss to Net Cash Flows
 Used in Operating Activities:
   Depreciation                                                  29,746           29,985          125,973
   Amortization                                                  28,127               -            36,960
   Impairment Loss                                               83,000               -            83,000
   Charge to Operations of Amounts Due from Officer/Shareholder  50,000               -           250,000
   Write off of Licensing Costs                                      -                -           126,582
   Fair Value of Common Stock Issued for Services Rendered      178,441           71,148        1,510,041
   Fair Value of Common Stock Issued for Interest Expense       115,695               -           181,578
   Noncash Financing Charges                                     98,757               -            98,757
   Stock Issued for Conversion of Warrants Attributed to
      Interest                                                       -                -         1,754,100
   Beneficial Conversion Feature of Debentures                   41,250               -           374,582
   Fair Value of Options Issued                                  27,325           88,225        1,466,419
   Disposition of Property and Equipment                             -            31,238           31,238
   Fair Value of Common Stock Issued for Financing Costs         29,170               -            29,170
   Noncash Interest and Financing Charges                       (41,250)              -           (41,250)
   Write off of Deferred Offering Costs                          75,250               -            75,250

 Changes is Operating Assets and Liabilities:
   Accounts Receivable                                            4,786           16,902               -
   Prepaid Expenses and Other                                    40,125           14,129          (14,581)
   Accounts Payable and Accrued Expenses                        171,698           86,202          575,173
   Litigation Settlement Payable                                 (5,000)              -           990,000
   Other Liabilities                                                 -            20,000               -
   Deposits                                                          -                -            (1,395)
                                                               -----------      -----------     -----------
Net Cash Used in Operating Activities                          (494,573)        (691,167)       (4,641,539)
                                                               -----------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of  Property and Equipment                              -            (3,318)         (255,323)
   Advances to Officers                                              -                -           (250,000)
   Payment for Licensing Costs                                       -                -           (126,582)
                                                               -----------      -----------     -----------
Cash Used in Investing Activities                                    -            (3,318)         (631,905)
                                                               -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Treasury Stock                                        -                -               (600)
   Proceeds from Notes Payable                                       -           250,000           310,000
   Payments of Notes Payable                                    (25,000)              -            (25,000)
   Due to Related Party                                          77,831               -             77,831
   Proceeds from Loans Payable - Officer                        154,600           35,000           154,600
   Proceeds from Issuance of Debentures                         125,000               -          1,077,990
   Financing Costs                                              (12,518)              -            (12,518)
   Deferred Offering Costs                                           -                -            (75,250)
   Proceeds from Exercise of Warrants                                -                -                900
   Proceeds from Exercise of Options                                 -                -             50,775
   Proceeds from Common Stock to be Issued                       61,435           93,470           146,552
   Proceeds from Issuance of Common Stock
   From Subscription Receivable                                      -                -            653,976
   Proceeds from Issuance of Common Stock                       113,225           97,651         2,914,188
                                                              -----------      -----------     -----------
Net Cash Provided by Financing Activities                       494,573          476,121         5,273,444

Net Increase (Decrease) in Cash and Cash Equivalents                 -          (218,364)               -

Cash and Cash Equivalents - Beginning of Period                      -           218,770                -

Cash and Cash Equivalents - End of Period                     $      -         $     406       $        -
                                                              ===========      ===========     ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Repayment of Debt             $      -         $      -        $    60,000
                                                              ===========      ===========     ===========
   Issuance of Common Stock for Deposits                      $  56,775        $  69,397       $   126,172
                                                              ===========      ===========     ===========
   Subscriptions Receivable for Issuance of Common Stock      $     950        $      -        $   699,000
                                                              ===========      ===========     ===========
   Issuance of Common Stock for Conversion of Debentures      $ 163,182        $      -        $ 1,163,182
                                                              ===========      ===========     ===========
   Issuance of Common Stock in Settlement of Liabilities      $  71,148        $      -        $    71,148
                                                              ===========      ===========     ===========
   Issuance of Common Stock for Financing Costs               $  47,110        $      -        $    47,110
                                                              ===========      ===========     ===========
   Issuance of Common Stock Recorded as Discount
        on Debentures                                         $  26,190        $      -        $    26,190
                                                              ===========      ===========     ===========

                See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the Period from Inception to September 30, 2002

                                                                       DEFICIT
                                                                      ACCUMULATED
                                                           ADDITIONAL   DURING                       STOCKHOLDERS'
                           COMMON STOCK    PREFERRED STOCK  PAID-IN  DEVELOPMENT SUBSCRIPTION TREASURY  EQUITY
                         ISSUED     AMOUNT ISSUED  AMOUNT  CAPITAL     STAGE     RECEIVABLE   STOCK   (DEFICIENCY)
                         -----------------------------------------------------------------------------------------
Issuance of Founders
    Stock at Par $.001   $57,220,000  $57,220  $    -  $ -    $(57,220) $      -   $      -   $  -    $   -

Recapitalization -
   June 4, 1996            4,905,000    4,905       -    -      (4,905)        -          -      -        -

Issuances of Common Stock
    at $.10 Per Share     10,000,000   10,000       -    -     990,000         -    (526,550)    -   473,450

Issuances of Common Stock
    at $1.750 Per Share       18,857       19       -    -      32,981         -          -      -    33,000

Purchase of Treasury Stock
    at Cost                        -       -        -    -          -          -          -    (600)    (600)

Conversation of Common Stock
   to Preferred Stock    (45,000,000) (45,000)  45,000   45     44,955         -          -      -        -

Net Loss                          -        -        -    -          -    (292,325)        -      -  (292,325)
                         ------------ -------- -------- ----- --------- --------- ---------- ------ ---------

Balance,
   December 31, 1996     $27,143,857  $27,144  $45,000 $ 45 $1,005,811  $(292,325) $(526,550) $(600) $213,525

Issuance of Common Stock
   for Services Rendered
   at Prices Between $.15
   and $1.75 Per Share       40,114       40       -    -       12,744         -          -      -     12,784

Issuances of Common Stock
   from Private Placement
   at Prices Between
   $.15 and $.25 Per Share  760,000      760       -     -     139,240         -          -      -    140,000

Issuances of Common Stock
   out of Proceeds of
   Subscription Receivable       -        -        -     -          -          -       5,000     -      5,000

Net Loss                         -        -        -     -          -          -          -      -   (315,319)
                         ------------ -------- -------- ---- ---------- ----------  ---------- ----- --------
Balance,
   December 31, 1997     27,943,971  $27,944  $45,000  $ 45 $1,157,795  $(607,644) $(521,550) $(600) $ 55,990

                See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the Period from Inception to September 30, 2002
                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                                       ADDITIONAL   DURING              STOCKHOLDERS'
                              COMMON STOCK  PREFERRED STOCK   PAID-IN  DEVELOPMENT SUBSCRIPTION TREASURY  EQUITY
                           ISSUED    AMOUNT  ISSUED   AMOUNT  CAPITAL    STAGE     RECEIVABLE    STOCK  (DEFICIENCY)
                           ------------------------------------------------------------------------------------------
Balance,
   December 31, 1997     $27,943,971 $27,944 $45,000 $ 45   $1,157,795 $(607,644) $(521,550)   $(600)  $55,990

Reacquisition of Common
   Shares and Collection
   of Subscription
   Receivable            (3,000,000) (3,000)    -       -    (450,000)     -       450,000        -     (3,000)

Cash Collection of
   Subscription
   Receivable                    -       -      -       -          -       -        27,476        -     27,476

Issuance of Common Stock
   from Private Placement
    at a Price of $.15
    per Share            4,675,850    4,676      -      -     659,294      -            -         -    663,970

Issuance of Common Stock
   from Private Placement
   at a Price of $.35
   per Share             2,017,999    2,018      -      -     690,156      -            -         -    692,174

Issuance of Common Stock
   for Services Rendered
   at Prices between $.15
   and $.35 per Share      663,223      663      -      -     176,415       -           -         -    177,078

Fair Value of Options
   Issued to Consultants        -        -       -      -       2,063       -           -         -      2,063

Net Loss                        -        -       -      -          -  (952,276)         -         -   (952,276)
                        ----------   ------ --------  -----  -------- ---------- ----------    ------ -----------

 Balance
    December 31, 1998   32,301,043   32,301   45,000    45  2,235,723 (1,559,920) (44,074)     (600)   663,475

Issuance of Common Stock
   for Services Rendered
   at Prices between $.18
   and $2.69 per Share   1,313,903   1,314        -     -    420,375          -        -         -     421,689

Issuance of Common Stock
   for Repayment of Debt   291,305     291        -     -     60,883          -        -         -      61,174

Issuance of Common Stock
   for Conversion of
   Warrants                900,000     900        -     -  1,754,100          -        -         -   1,755,000

Sales of Shares at $.20
   per Share               500,000     500        -     -     99,500          -         -        -     100,000

Beneficial Conversion
   Feature on Convertible
   Debentures                   -       -         -     -    333,332          -         -        -     333,332

Issuance of Common Stock
   for Conversion of
   Debentures            1,862,876   1,863        -     -    902,194          -         -        -     904,057

Net Loss                        -       -         -     -         -   (3,657,966)       -        -  (3,657,966)
                        ---------- -------- --------- ---- ---------  ----------- ----------  ------ -----------

 Balance
   December 31, 1999    37,169,127  37,169   45,000     45 5,806,107  (5,217,886)  (44,074)    (600)   580,761

Issuance of Common Stock
    for Services Rendered
    at Prices between $.21
    and $1.52 per Share    385,342     385       -      -    378,555          -         -        -     378,940

Sales of Shares a $.13
   to $.65 per Share    $2,120,867   2,121       -      -  1,095,497          -         -        -   1,097,618

Fair Value of Options
   Issued to Consultants        -       -        -      -    242,031          -         -        -     242,031

Fair Value of Options
   Issued on Settlement         -       -        -      -    870,000          -          -       -     870,000

Issuance of Common Stock
   for Exercise of
   Options                 140,000     140       -      -     50,635          -          -       -      50,775

Issuance of Common Stock
   Upon Conversion of
   Preferred Stock      15,000,000  15,000  (15,000)   (15)  (14,985)         -          -       -          -

Net Loss                        -       -        -      -         -   (3,941,952)        -       -  (3,941,952)
                      ------------ -------- --------- ------ --------- ----------- --------- ------ -----------

Balance
   December 31, 2000    54,815,336  54,815   30,000     30 8,427,840  (9,159,838)   (44,074)   (600)  (721,827)

                 See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               For the Period from Inception to September 30, 2002

                                                                        DEFICIT
                                                                      ACCUMULATED
                                                            ADDITIONAL   DURING                         STOCKHOLDERS'
                             COMMON STOCK   PREFERRED STOCK  PAID-IN  DEVELOPMENT  SUBSCRIPTION  TREASURY   EQUITY
                           ISSUED     AMOUNT ISSUED    AMOUNT CAPITAL     STAGE     RECEIVABLE    STOCK  (DEFICIENCY)
                         --------------------------------------------------------------------------------------------

Balance,
   December 31, 2000     $54,815,336   $54,815 $30,000   $ 30 $8,427,840 $(9,159,838) $(44,074) $(600)(721,827)

Issuance of Common Stock
   for Services Rendered
   at Prices between $.17
   and $.35 per Share      1,420,112     1,420      -      -     339,471          -         -     -    340,891

Issuance of Common Stock
   from Private Placements
   at Prices between $.11
   and $.42 per Share      1,673,791     1,674      -      -     290,374          -         -     -    292,048

Fair Value of Options
   Issued to Consultants          -         -       -      -     249,750          -         -     -    249,750

Warrants Issued for
   Offering Costs                 -         -       -      -      75,250          -         -     -     75,250

Issuance of Common Stock
   For Interest on Notes
   Payable                  260,000       260       -      -      61,442          -         -     -     61,702

Beneficial Conversion
   Feature on Convertible
   Debentures                    -         -        -      -      25,000          -         -     -     25,000

Net Loss                         -         -        -      -          -   (1,711,605)       -     - (1,711,605)
                         ------------ -------- ------- ------ ----------- ----------- ---------- ---- -----------

 Balance,
   December 31, 2001     58,169,239    58,169   30,000     30  9,469,127 (10,871,443) (44,074) (600)(1,388,791)

Issuance of Common Stock
   for Services Rendered
   at Prices between $.065
   and $.35 per Share     1,700,053     1,700       -      -     176,002          -         -     -    177,702

Issuance of Common Shares
   for Financing Costs      336,500       337       -      -      46,773          -         -     -     47,110

Issuance of Common Shares
    to Satisfy Liabilities  205,000       205       -      -      70,943          -         -     -     71,148

Issuance of Common Stock
   from Private Placements
   at prices between $.04
   and $.15 per Share       633,333       633       -      -      69,367          -         -     -     70,000

Issuance of Common Stock
   from Private Placement
   at $.16 per Share and
   Related Costs            760,000       760       -      -      99,240          -         -     -    100,000

Issuance of Common Stock
   Upon Exercise of Options 128,948       129       -      -         610          -         -     -        739

Issuance of Common Stock
   For Interest on Notes
   Payable                  555,000       555       -      -     116,090          -       (950)   -    115,695

Fair Value of Options
   Issued                        -         -        -      -      27,325          -         -     -     27,325

Beneficial Conversion
   Feature on Convertible
   Debentures                    -         -        -      -      41,250          -         -     -     41,250

Issuance of Common Stock
   Upon Conversion of
   Debentures             5,688,592     5,689       -      -     157,493          -         -     -    163,182

Net Loss                         -         -        -      -          -   (1,421,693)       -     - (1,421,693)

                        ----------- --------- --------  ----- ----------- ------------  -------- ---- ---------
Balance,
   June 30, 2002       $68,176,665  $68,177 $30,000  $30 $10,274,220 $(12,293,136) $(45,024) $(600)$(1,996,333)
                       =========== ========= =======  === =========== ============  ========  ===== ===========

                See accompanying notes to financial statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The accompanying financial statements for the interim period are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Financial Condition and
Results of Operations, contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001, of Jacobson Resonance Enterprises, Inc. (the
"Company") as filed with the Securities and Exchange Commission. The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December
31, 2002.

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

As the result of the Company's inability to raise revenues in accordance with the corporate business plan, the Company continued operating at a loss for the nine month period ended September 30, 2002. As a result, the Company commenced an impairment review of its long-lived assets in accordance with Statement of
Financial Accounting Standard ("SFAS") 144 "Accounting of the Impairment or
Disposal of Long-Lived Assets". As a result of this impairment review, the
Company recorded an impairment loss of $83,000 during the three month period ended September 30, 2002, to reduce the carrying value of these assets to its estimated fair value.

NOTE 3 - LOAN PAYABLE - OFFICER/DIRECTOR
         -------------------------------

In the nine months ended September 30, 2002, the Company received loans aggregating $154,600 from an officer/director. The loans are due on demand with interest at 10% per annum.

NOTE 4 - DEBENTURES PAYABLE
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

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

NOTE 4 - DEBENTURES PAYABLE (continued)
         ------------------------------

as issuance costs. The Company has recorded the fair market value of these shares of $17,940 and has reduced the carrying value of the convertible debentures by the unamortized amount of the discount and the beneficial conversion feature.

In August 12, 2002, all of the debentures outstanding debentures of $175,000
(including the $100,000 issued in January 2002) were converted into 5,688,592 shares of common stock pursuant to the terms of the agreement. All unamortized deferred financing costs have been charged to paid in capital and discounts for the beneficial conversion feature have been charged to operations at the date of conversion.

In September 2002, the Company issued $25,000 in convertible debentures (as part of a funding agreement with Tecinvest, Inc.) due September 3, 2005. In connection with the debentures aggregating $25,000, the Company incurred costs of $2,518. The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt.

NOTE 5 - DUE TO RELATED PARTY
         --------------------

The Company receives royalties from an entity owned by a Director. During 2002, the entity had to accept returned goods from one of its customers and accordingly, the Company had to refund royalties previously received by approximately $101,000.

NOTE 6 - STOCKHOLDERS' EQUITY
         --------------------

    In the first nine months of 2002, the Company issued 10,007,426 shares of its common stock as follows:

                                                                                  No. of Shares
                                                                                -----------------
(a) The Company was required to issue 30,000 shares of common stock due at
December 31, 2001pursuant to provisions of a bridge loan. An additional 525,000
shares of common stock were issued relating to 2002 transactions.                   555,000

(b) Pursuant to a continuing agreement for product endorsements on March 21,
2002 the Company issued 205,000 shares of common stock in satisfaction of
$71,148 (valued at $.35 per share) of accrued liabilities at December 31,
2001.                                                                               205,000

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY(continued)
         -------------------------------

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

(g) The Company entered into a private sale of 625,000 shares of common stock at
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

(i) Shares of common stock issued to a former officer for services valued at
$.125 per share and charged to operations during the period.                        200,000

(j) Shares of common stock issued in 2002 in exchange for proceeds received in 2001 pursuant to a private sale of 100,000 shares of common stock for an
aggregate of $15,000.                                                               100,000

(k) In August 2002, 20,000 shares of common stock valued at $2,800 were issued for web site design services.
                                                                                     20,000

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY(continued)
         -------------------------------

(l) In August 2002, the Company issued 250,000 shares of common stock for
$10,000 in a private sale. In addition, in connection with the sale, the Company granted the purchaser an option to purchase 75,000 shares of common stock at
$.25 per share for a twenty-four month period. These options resulted in a
charge to operations of $2,325.                                                     250,000

(m) In August 2002, $175,000 of debentures were converted into 5,688,592 shares
of common stock.                                                                  5,688,592
                                                                                ------------
                                                                                 10,007,426
                                                                                ============

The Company has received approximately $60,000 to issue approximately 400,000 shares of common stock pursuant to a private placements. At September 30,
2002 such shares have not been issued.

On April 17, 2002, the board of directors cancelled 8,595,000 options to purchase common stock that were granted to directors and officers during the year ended December 31, 2001.

NOTE 7 - OFFERING COSTS
         --------------

Cost incurred in an offering undertaken but not competed amounting to approximately $75,000 has been charged to operations during the three month period ended September 30, 2002 and is included in general and administrative expenses on the accompanying statement of operations.

NOTE 8 -  GOING CONCERN CONSIDERATION
          ---------------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of ($1,421,693) for the nine month period ended September 30, 2002 and ($1,711,605), ($3,941,952) and ($3,657,966)
for the years ended December 31, 2001, 2000 and 1999, respectively. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due which management believes it will be able to do. To date, the Company has funded operations primarily through the issuance of common stock and warrants to outside investors and the Company's

                      JACOBSON RESONANCE ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)

NOTE 8 -  GOING CONCERN CONSIDERATION (continued)
          ---------------------------------------

management. The Company believes that its operations will generate additional funds and that additional funding from outside investors and the Company's management will continue to be available to the Company when needed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 9 - NOTE RECEIVABLE
         ---------------

A loan to a former officer, and employee amounting to $50,000 has been reclassified as compensation in the accompanying statement of operations.

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
SARL, Geneva, Switzerland, primarily beginning during the third and fourth quarters of 2001. We have incurred losses of approximately $1,422,000 for the nine months ended September 30, 2002. We have incurred losses of approximately
$12,293,000 since our inception. Of that amount, approximately $5,100,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

Three Months Ended September 30, 2002, compared to Three Months Ended September
30, 2001

The net loss decreased by approximately $130,000 from approximately $413,000 in
2001 to approximately $543,000 for the three months ended September 30, 2002.

The items of significant increase in the three months ended September 30, 2002 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $332,000 in 2001 to approximately
$264,000 for the three months ended September 30, 2002, and an increase in net interest expense from approximately $39,000 in 2001 to approximately $137,000 for the three months ended September 30, 2002.

While we are in the late stages of our development, during the latter part of
2001 we began to receive royalties based on agreements we had completed. In
2002, we received approximately $40,000 in royalties from beverage sales of resonated water and from international agreements compared to approximately
$17,000 in 2001. We also had to refund approximately $101,000 of previously recognized royalty income as a result of certain machines being returned.

During 2002 interest expense was approximately $137,000 compared to interest expense of approximately $39,000 for the three months ended September 30, 2001.
The increase was due to additional borrowings and the conversion of convertible debt which required the unamortized balance of the beneficial conversion feature to be charged to operations upon conversion.

We continue to incur costs for research and development including costs for clinical trials. These costs decreased from approximately $59,000 in 2001 to approximately $(1,700) for the three months ended September 30, 2002, primarily to accommodate the European Market.

General and administrative expenses decreased by approximately $68,000 from 2002 to 2001. General and administrative expenses include a charge of approximately
$75,000 of an offering undertaken but not completed.

During the quarter ended September 30, 2002, as a result of an impairment review, the Company recorded an impairment loss of approximately $83,000 to reduce the value of long-lived assets to estimated fair value.

Nine Months Ended September 30, 2002, compared to Nine Months Ended September
30, 2001

The net loss increased from approximately $1,049,000 in 2001 to approximately
$1,422,000 for the nine months ended September 30, 2002.

The items of significant increase in the nine months ended September 30, 2002 over the comparable period of the prior year were an increase in general and administrative expense from approximately $1,025,000 in 2001 to approximately
$1,052,000 for the nine months ended September 30, 2002, and an increase in interest expense from approximately $55,000 in 2001 to approximately $236,000 for the nine months ended September 30, 2002.

While we are in the late stages of our development, during the latter part of
2001 we began to receive royalties based on agreements we had completed. In
2002, we received approximately $109,000 in royalties from beverage sales of resonated water and from international agreements compared to $42,000 in 2001.
We also had to refund approximately $101,000 of previously recognized royalty income as a result of certain machines being returned.

We on occasion place resonators and equipment parts for research and development and testing purposes. The profit in 2001 on such sales were approximately
$87,000.

During 2002 interest expense was approximately $236,000 compared to interest expense of approximately $55,000 for the nine months ended September 30, 2001.
This was due to increased borrowings and the conversion of convertible debt which required the unamortized balance of the beneficial conversion feature to be charged to operations upon conversion.

We continue to incur costs for research and development including costs for clinical trials. These costs decreased from approximately $107,000 in 2001 to approximately $58,000 for the nine months ended September 30, 2002, primarily to accommodate the European Market.

General and administrative expenses increased by approximately $27,000 from 2002 to 2001. Professional fees increased by $30,000 relating to transactional costs of accounting. Compensation increased by approximately $185,000. Other operating costs decreased by approximately $188,000. Compensation increased due to additional full-time employees, stock issued to employees and loans charged to compensation. General and administrative expenses include a charge of approximately $75,000 of an offering undertaken but not completed.

During the quarter ended September 30, 2002, as a result of an impairment review, the Company recorded an impairment loss of approximately $83,000 to reduce the value of long-lived assets to estimated fair value.

Critical Accounting Policies

Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, inlcuding those related to revenues, deferred income taxes and long-lived assets. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

The company recognizes revenue in accordance with SEC Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and
101B (collectively SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, royalties are recognized when earned and revenues from sale of resonance equipment are recorded when the euqipment is shipped.

Taxes

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. While the Company considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowanace, in the event the
Company determines that it would be able to realize deferred tax assets int he future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period and that such determination was made.
Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recorded valuation allowances against its entire deferred tax assets of approximately $2,500,000 at September 30, 2002. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.

Impairment of Long-lived Assets

The Company assess the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following: significant negative industry trends, significant underutilization of the assets, and significant changes in how the Company uses its assets or plans for their use.

If the Company determines that the future undiscounted cash flows related to these assets will not be significant to recover their carrying value, then the
Company will reduce the carrying value of these assets down to the Company's estimate of their fair market value and will continue depreciating or amortizing them over their remaining useful lives. Accordingly, the statement of operations reflects an impairment loss of $83,000 for the three months ended September 30,
2002.

The Company does not have any off-balance sheet arrangements.

Plan of Operation

Since early May 2000, we jointly launched our marketing campaign with Real Pure
Beverage Group, LLC, for promoting resonated high energy sport drink (Real Pro).
Brett Favre is the official spokesperson for Real Pro sports drink produced and bottled by Real Pure Beverage Group, LLC. These marketing and national distribution initiatives continue and have expanded.

In addition, we have received approval and a CE-Mark issuance from the European
Union, thus allowing distribution and commercialization of our medical resonators. Marketing and distribution plans through BIORES, SL. are currently ahead of schedule. We have also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators and said license has now expanded not only to cover all medical resonator models but also licensing clearance by Health Canada covering "arthritis pain of the whole body" instead of being limited to localized arthritic pain. Bio Resonance
Technology, Inc., now operates two medical centers (Winnipeg and Calgary) and other centers are in the planning and construction stages in central and southeast Canada. Additional studies are being planned to obtain coverage by insurance carriers in Canada.

Serrato Europe, SARL, Geneva, Switzerland, is currently under a global expansion through its worldwide sub-license (s) and market specific distribution networks are underway to expand into: Germany, Portugal, France and Italy, as well as key countries in Latin America such as Mexico, Venezuela, Argentina and Chile during
2002 and 2003 thus generating a royalty stream for us. Additional health clearances and approvals have been granted in Australia, Finland and Norway.
Commercial initiatives and a license are currently under discussion for
Scandinavia. Currently, Serrato Europe, SARL is developing additional distribution and marketing plans to cover these and other countries expected to receive clearances in 2002 and 2003. The study covering cervical arthrosis (neck pain) has been completed, the data of which has been submitted for a second CE mark clearances by the Spanish Health Ministry. The Company expects this clearance to be forthcoming in the fourth quarter of 2002 or early in the first quarter of 2003.

We plan to file a new 510(k) application with the Food and Drug Administration
("FDA"). The radiological division of the FDA may require additional clinical data to support the new 510(k) de novo submission, which may address different areas of pain relief than those covered by our prior application, which has been withdrawn. The Company may decide to modify the application of its technology to support claims of safety and efficacy in pursuit of de novo FDA clearance.

We further expect to receive a broad "pain spectrum" clearance sometime in late in 2004 as further research and clinical trials are completed and presented to
FDA for additional clearances.

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

3. The Company is presently seeking funds from licensing of technology and products, joint ventures, private equity financing and intends to complete its equity financing program with Tecinvest Services, Inc.

ITEM 3. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule
13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the
Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on
Form 10-QSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART II.

                                OTHER INFORMATION

Item 2. Changes in Securities

(c) Recent Sales of Unregistered Securities

----------- --------------------------------------- --------------------------- ------------ -----------------------
Date                Title and Amount                        Purchasers           Principal    Total Offering Price/
                                                                                Underwriter  Underwriting Discounts
----------- --------------------------------------- --------------------------- ------------ -----------------------
8/12-14/2002  255,000 shares of Common Stock         Issued as interest on
                                                     outstanding bridge loans           NA       $_____/NA
----------- --------------------------------------- --------------------------- ------------ -----------------------
8/27/2002     3,243,209 shares of Common Stock       Tecinvest Services, Inc.           NA       $$.032/NA
               upon conversion of $100,000
               principal amount of convertible
               debentures
----------- --------------------------------------- --------------------------- ------------ -----------------------
8/27/2002     250,000 shares of Common Stock         Private Investor                   NA       $___/NA

----------- --------------------------------------- --------------------------- ------------ -----------------------
8/27/2002     20,000 shares of Common Stock          Consultant                         NA       $___/NA
----------- --------------------------------------- --------------------------- ------------ -----------------------
9/05/2002     2,445,383 shares of Common Stock       Tecinvest Services, Inc.           NA       $$.032/NA
               upon conversion of $75,000
               principal amount of convertible
               debentures
----------- --------------------------------------- --------------------------- ------------ -----------------------

Item 5. Other Information

Change in Executive Management

Frank A. Chaviano, Senior Vice President and Chief Operating Officer, has
resigned from all positions held with the Company.

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

                                    JACOBSON RESONANCE ENTERPRISES, INC.

                                    /S/ Jerry I. Jacobson
                                    -----------------------
                                    Dr. Jerry I. Jacobson, Chief Executive Officer
                                    and Principal Financial Officer

                                    DATE: November 26, 2002
                                    -----------------------

                                  CERTIFICATION

I, Jerry I. Jacobson, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Jacobson
Resonance Enterprises, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 26, 2002          /S/  Jerry I. Jacobson
                                 -----------------------
                                      Jerry I. Jacobson, Chief Executive Officer
                                      and Principal Financial Officer

Exhibit Index

Exhibit Number             Description
--------------             -----------
99.1                       Certification, Dr. Jerry I. Jacobson