Form 10KSB
period 2002-12-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2003-05-15
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

The Company's revenues for fiscal year 2002 were $127,515.

                                       i

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $2,863,449 based on the closing price of $0.05 as of April 30, 2003.*

As of April 30, 2003, the Company had a total of 74,183,175 shares of common stock outstanding.

*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:  None

                                       ii

                                TABLE OF CONTENTS

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................37

PART III......................................................................37

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT.........................................................37

         ITEM 10. EXECUTIVE COMPENSATION......................................40

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                                       iii

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

Introductory

         Jacobson Resonance Enterprises, Inc., (the "Company," "we" or "us"), is
a Nevada corporation incorporated on March 6, 1988 and was originally known as
Pioneer Services International, Ltd. On June 4, 1996, the Company acquired
Jacobson Resonance Machines, Inc., a closely held Florida corporation founded by
Dr. Jerry I. Jacobson, in exchange for 57,220,000 shares of the Company's common stock, or a 92% equity interest at that time in the Company. On July 30, 1998, we changed our name to Jacobson Resonance Enterprises, Inc.

         We are developing magnetic resonance technology ("Jacobson Resonance")
focusing initially on healthcare. Our patented Jacobson Resonance technology is licensed from the Company's founder, Chairman of the Board, Chief Executive
Officer and Chief Science and Technology Officer, Dr. Jerry I. Jacobson.

         We are planning to use Jacobson Resonance for the reduction of chronic and acute pain, generally commencing with arthritic conditions and currently more specifically in Europe to palliate pain secondary to arthrosis of the knee

         Jacobson Resonance utilizes extremely weak physiologic (like those found in the human heart, brain and other organs), low frequency magnetic fields to beneficially alter biochemical systems. We plan to use joint venture and licensing arrangements, as well as our own resources, to develop, manufacture, distribute and market various applications of Jacobson Resonance.

Our Operating Results

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2002, we generated revenues of $127,515 and incurred operating expenses of $1,426,352 and had a net loss of $1,507,342. As of May 15, 2003, we had $5,000 of cash on hand to fund operations. There is no assurance that we will continue to be able to be able to fund our operations with investments by third parties or that we will operate profitably in the future.

Products

         We have developed five different clinical models of the Jacobson
Resonator for the alleviation of chronic and acute pain. These models include a portable battery-powered model, an18-inch (expandable), 22-inch (expandable),
4-foot and 7-foot resonators; portable models are user friendly and function via battery driven field production. These models are now, with the exception of the portable model, being sold or leased in Canada and Spain for the following therapeutic uses: magnetotherapy for osteomuscular pain (and soft tissue pain, including connective tissue such as ligaments and tendons). Royalty and usage revenues began arriving from Canada in September 2001. Revenues began arriving from European and worldwide distribution during the last quarter of 2001. In
2002, we placed and sold 15 Jacobson Resonators in Europe. Royalty and usage revenues from Canada in 2002 were $3,975, and revenues from European distribution in 2002 were $93,000 Upon clearance from the U.S. Food and Drug
Administration ("FDA") these resonators would be marketed in the U.S. primarily through distributors by sales, leasing and participation in clinics settings.

Regulatory Clearances

         We have received regulatory clearances, and are marketing our products, in Europe and Canada. The clinical resonators require FDA clearance before they can be commercially used in the United States of America. See "Government
Regulation." We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States of America. There is no assurance that FDA clearance will be granted for any of our products at any time in the future.
         Double blind, randomized and placebo controlled studies are planned to continue  to add data from greater populations of subjects for submission of de novo 510(K) applications to FDA for clearance for specific indications in pain management.

         Full approval and clearance for manufacturing of all model resonators
(not including the portable model) have been received from Spain under the same
CE-Mark license. Commercialization (marketing and distribution throughout the
European Union) of magnetic resonance therapy utilizing 18" expandable Jacobson
Resonators is allowable under the CE-MARK for tri-compartmental arthrosis of the knee. Cervical arthrosis studies have been accomplished, the data of which has been submitted to Spanish Health Ministry for CE-marking consideration.

         Extended studies involving other indications, e.g. lower back pain and tendinitis of the elbow, are planned.  The objective is to ultimately obtain CE marking for full body pain no matter the cause. There is no assurance that said clearance will be granted.

         On November 27, 2000, we received notification of licensing rights from the Therapeutic Products Section of the Canadian Ministry of Health (Health
Canada) for commercialization and use of Jacobson Resonators in Canada and in
other countries, which have reciprocity licenses and active trade agreements.
The license issued covers the reduction of pain from arthritic conditions.

         After FDA clearance, we plan to distribute the clinical models of the
Jacobson Resonators in the U.S. primarily through existing medical device distributors, and distribute portable models as well.  Clinical operations in other venues not requiring the afore-mentioned clearances are planned to generate revenues, as well as penetration into the veterinary market which does not require said regulatory clearances.

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

         Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2002, we generated revenues of $127,515 and incurred operating expenses of $1,426,352 and had a net loss of $1,507,342. As of May 15, 2003, we had $5,000 of cash on hand to fund operations. There is no assurance that we will continue to be able to be able to fund our operations with investments by third parties or that we will operate profitably in the future.

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

         We have an obligation, pursuant to the settlement of a lawsuit filed by two plaintiffs regarding ownership of certain patents now licensed to us by Dr.
Jerry I. Jacobson and the plantiffs, to pay the plaintiffs the sum of
$1,000,000, which obligation is currently due and payable. This obligation is owed both by Dr. Jacobson and by us, and we intend to pay this amount to the plaintiffs when we have available funds. Up to this point, the plaintiffs have not attempted to enforce payment of this amount through the courts; however, there is no assurance that they will not so pursue their legal remedies and obtain a judgment against us, which at this point would force us to file for bankruptcy. See "Legal Proceedings"

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

We will need to raise substantial additional capital to complete development of our technology and to commercialize the technology. There is no assurance that we will be able to secure the additional capital investments required to complete product development and commercialize the technology.

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

         Our proposed products are subject to regulation in the United States by the FDA. See "Government Regulation". The FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States. Our products have not been approved by the FDA for any therapeutic procedures. We have withdrawn our previously filed de novo 510(k), and double blind, randomized and placebo controlled studies are planned to continue to add data from greater populations of subjects for submission of de novo 510(k) applications to FDA for clearance for specific indications in pain management. However, there is no assurance that FDA clearance will be granted for any of our products at any time in the future. If we fail to obtain FDA approval for the use of those products requiring such approval, our business could be harmed and we would not be able to market and sell those products in the United States.

Our proposed products are also subject to various foreign regulatory processes and approval requirements. If we do not obtain and maintain the necessary international regulatory approvals, we will not be able to market and sell these proposed products in foreign countries.

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

If we are unable to protect and maintain the intellectual property contained in our products from use by third parties, our ability to compete in the market would be harmed.

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

         We could be required to incur substantial costs in obtaining and maintaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, could be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. We also cannot assure you that we will be able to develop additional patentable proprietary technologies. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third party's products or patents in litigation or administrative proceedings, including patent interferences or reexaminations. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

         The medical device industry has been characterized by extensive litigation and administrative proceedings regarding patents and other intellectual property rights, and companies have employed such actions to gain a competitive advantage. If third parties assert infringement or other intellectual property claims against us, our technical and management personnel will experience a significant diversion of time and effort and we will incur large expenses defending ourselves. If third parties in any patent action are successful, our patent portfolio may be damaged, we may have to pay substantial damages, including treble damages, and we may be required to stop selling our products or obtain a license which, if available at all, may require us to pay substantial royalties. We cannot be certain that we will have the financial resources or the substantive arguments to defend our patents from infringement or claims of invalidity or unenforceability, or to defend against allegations of infringement of third-party patents. Our recently settled litigation (see "Legal
Proceedings") involved the claim by the plaintiffs that they had an aggregate one-third ownership interest in creation patents. We settled this case for a cash payment (still owing) of $1,000,000, by transferring 12,000,000 shares of our common stock from Dr. Jacobson's personal holdings, at the issuance of warrants to purchase 3,000,000 shares of common stock. All alleged rights of the plaintiffs in these patents were assigned to us in connection with this settlement. However, Dr. Jacobson is the sole inventor of said patents, and was the first inventor in the world to file patents utilizing pico Tesla range magnetic fields for the therapeutic treatment of mammals.

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
Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that rival our technology and products without infringing any of our intellectual property rights, or may design around our proprietary technologies.
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

         We are highly dependent on the principal members of our management and scientific staff, in particular Dr. Jerry I. Jacobson, our Chairman of the
Board, Chief Executive Officer and Chief Science & Technology Officer, and
Harvey Grossman, our President and Chief Operating Officer. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional qualified personnel with expertise in research and development, clinical testing, government regulation, manufacturing, sales and marketing, and finance. Our product development plans depend in part on our ability to attract and retain engineers with experience in mechanics, software and optics.
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

         Our principal stockholders presently hold  45% of the voting rights for our Common Stock (including the voting rights of the preferred stock held by Dr.
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

BUSINESS

         We are planning to use Jacobson Resonance for the reduction of chronic and acute pain, commencing with magnetic resonance therapy for the alleviation of pain from arthrosis of the knee in Europe, and the alleviation of pain from full body arthritis in Canada. Based on data developed by the National Chronic
Pain Outreach Association, an estimated 34 million people in the United States of America suffer from chronic pain and approximately 50 million work-days are lost annually because of chronic pain.

         We are also planning to enter the veterinary market in pain management which does not require regulatory approval; establish clinical collaborations outside the United States for human therapeutics, excepting Europe and Canada;
and license rights to market battery-powered portable devices for pain management in open markets throughout the world excepting the United States.

         Jacobson Resonance utilizes extremely weak physiologic (like those found in the human heart, brain and other organs), low frequency magnetic fields to beneficially alter biochemical systems. We are currently negotiating, and plan to continue to use joint venture and licensing arrangements, as well as our own resources, to develop, manufacture, distribute and market various applications of Jacobson Resonance.

Products

         We have developed five different clinical models of the Jacobson
Resonator for the alleviation of chronic and acute pain. These models include a portable battery-powered model, an18-inch (expandable), 22-inch (expandable),
4-foot and 7-foot resonators; portable models are user friendly and function via battery driven field production. These models are now, with the exception of the portable model, being sold or leased in Canada and Spain for the following therapeutic uses: magnetotherapy for a osteomuscular pain (and soft tissue pain, including connective tissue such as ligaments and tendons). Upon clearance from the U.S. Food and Drug Administration ("FDA") these resonators would be marketed in the U.S. primarily through distributors by sales, leasing and participation in clinics settings.

         A more detailed description of our products is as follow:

        o    The 18-inch and seven-foot resonators have been the standard-
             bearers for much of the in-vitro, in-vivo, animal and human clinical studies in the USA and abroad during the past five years.
             The 18" model has been used for the alleviation of pain from arthritis in Canada and for the alleviation of pain secondary to arthrosis of the knee in Europe.

        o    The 22-inch expandable resonator  has been prototyped in
             Mississippi and is being manufactured in Spain.  This flexible delivery system is not only used for human limbs but can expand and be used for the shoulders, neck, hips, and other locations in humans and animals.

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

         Our largest clinical model is comprised of a pair of Helmholtz coils that are seven feet in diameter and placed on a common axis three and a half feet apart (to encompass a full human frame). Helmholtz coils are flat, parallel, circular metal electrically conductive coils equal in diameter and separated by a distance equal to the radius of each coil, connected in series to create a magnetic force field of uniform strength in between the coils. The next largest clinical model is comprised of a pair of Helmholtz coils that are four feet in diameter (to treat patients who are lying down.). A third clinical model is comprised of a pair of Helmholtz coils that are 22 inches in diameter and placed on a common axis eleven inches apart, which can be expanded to 16 inches or 20 inches. The fourth clinical model is comprised of a pair of Helmholtz coils that are 18 inches in diameter and placed on a common axis nine inches apart. The latter two models can encompass a human head, joint or portion of a limb. Two prototypes , a variable spaced solenoid and a 10-foot resonator, are being used in veterinary research in horses at Mississippi State University; two other prototypes have beeen used in cardiovascular research in dogs at the
University of Oklahoma.

         The Company has entered into a license agreement with P.E.R., Inc., pursuant to which P.E.R. has been licensed to manufacture and sell battery-powered, portable resonators worldwide, excepting in the United States.
We have received an initial payment of $25,000 on account of the $100,000 initial license fee pursuant to this agreement, and are entitled to a royalty fee of $30 per unit sold, plus 10% of the gross profit of P.E.R., for all portable units sold for under $500. For all portable units selling at $500 and above, we receive a royalty of 15% of P.E.R.'s gross profit on those units, payable on a quarterly basis; and for all add-on and replacement parts sold, we receive a royalty of 15% of P.E.R.'s gross profit for those parts.

         All of these models are being used to alleviate pain. Upon FDA clearance these resonators will be marketed in the U.S., consistent with the FDA clearance, to treat chronic and acute pain sufferers.  See discussion under
"United States of America" immediately below.

Approval Status in Healthcare & Medical Therapeutics

Europe

         On January 10, 2001, we received the CE-Mark by the Health Authorities of the European Union in conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of the 18-inch Jacobson
Resonators for the treatment tri-compartmental arthrosis pain of the knee throughout the nation members of the European Union. This approval covers tri-compartmental arthrosis of the knees. In addition, full approval and clearance for manufacturing of two models of resonators have been received by the Spanish Ministry of Health under the same CE-Mark license. Hospitals in
Spain are now treating and alleviating pain from hundreds of Spanish patients.
Clinical Studies have been recently completed in Spain for the treatment of cervical-arthrosis with CE-Mark approval expected in 2003.

Canada

         On November 27, 2000, we received notification of licensing rights for the reduction of pain from arthritic conditions from the Therapeutic Products
Section of the Canadian Ministry of Health (Health Canada) for commercialization and use of Jacobson Resonators in Canada.

United States of America

         The clinical resonators require U.S. Food and Drug Administration (FDA)
clearance before they can be commercially used in the United States of America.
See "Government Regulation."  We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States of America.

         The results of the clinical studies previously submitted to the FDA demonstrate (in accordance with the Spanish Health Ministry's clearance) that the 18-inch Jacobson Resonator is safe and effective in the palliation of pain secondary to tri-compartmental arthrosis of the knee, but more clinical data is required by the FDA before clearance can be granted and commercialization initiated in the United States.

         In connection with our prior application, FDA has determined that the microgauss to nanogauss fields generated by the Jacobson Resonator are of non-significant risk for osteoarthritis of the knee joint, which determination permits us to conduct studies on human subjects while gathering data on safety and effectiveness. (Microgauss down to nanogaus fields are extremely weak magnetic fields; these fields are million times weaker than the earth's magnetic field) We have entered into a consulting agreement to help guide the Company in
FDA regulatory compliance and reimbursement issues with Regulatory Insights,
Inc. This agreement covers clinical trial services, research and other services including submission of premarket notification 510(k).

Insurance Reimbursement

         Reimbursement for use of our products is being considered by insurance companies in Europe and Canada. Overall, we expect reimbursement to be approved in Europe and Canada, and later in the United States following FDA clearance.

Technology Vision

         We employ microgauss to nanogauss physiologic magnetic fields (fields existing normally in the body) to renormalize structure and function of diseased and and/or injured tissues.

         Our technology vision is to continue to design and develop various magnetic resonance products for delivery of non-invasive, painless, efficacious and safe treatments of diseased and/or injured tissues.

Commercialization Initiatives In The Pain Treatment Market

         Quantum Resonance Technologies, Inc. ("QRTI") in Mississippi builds the prototypes of our resonators.  Benvenutti Electrical Apparatus & Repair, Inc., an electrical apparatus manufacturer in Gulfport, Mississippi, collaborates with
QRTI and manufactures our clinical resonators .  QRTI is supplying the delivery systems for Canada.

         BioRes Medical, S.L., a Serrato Enterprises LLC company has contracted for the manufacture of Jacobson Resonators in Europe. To date, the Company has entered into the following agreements with Serrato Enterprises.

         Alfonso Serrato has led our European initiative. Mr. Serrato is a director and a former executive officer of Medtronic, Inc., a New York Stock
Exchange company that is a leading manufacturer and distributor of medical devices around the world. Mr. Serrato worked for Medtronic, Inc., in various capacities, including Vice President of Worldwide Manufacturing and Vice
President of Pacing Operations, for nearly 18 years until 1996. In February
1999, we executed a ten-year license agreement with Serrato Enterprises for the marketing and distribution of our chronic pain reduction products in continental
Europe, Latin America, Japan, Australia, New Zealand and the Middle East,
excluding Israel.

         In January 2000, we further executed a ten-year manufacturing agreement with Serrato Enterprises-BioRes Medical, S.L., under which we will receive manufacturing royalties based on type and production volume of resonators manufactured by Serrato Enterprises. Through Serrato Enterprises, we sell or lease Jacobson Resonators to these facilities and receive 16% of distribution fees, payable quarterly, in addition to $1500 per unit manufacturing royalties for the 4" and 7" models and $1200 for the 18" and 22" models and $2.00 for each treatment session computer card sold. We began receiving revenues from European initiatives in the last quarter of 2001.

         The commercialization initiative in Canada is being spearheaded by Bio
Resonance Technology, Inc.  Currently  one treatment center, one in Winnipeg is helping to decrease  pain for arthritic  patients.  Bio Resonance Technology plans to open additional pain-treatment centers in major metropolitan areas in
Canada. We began to receive revenues from this initiative in August 2001.

         We have a 16% royalty for Jacobson Resonators sold in Canada, a flat annual fee of $6000 for each 18" Resonator placed for usage or leased, of $6300 for each 22" Resonator so placed or leased and of $7000 for each 7" Resonator so placed or leased, and per unit manufacturing royalties of $1500 on the 4" and 7"
Resonators and of $1200 for the 18" and 22" Resonators.

Potential Non-Medical Applications Of Jacobson Resonance

         In January 2000, we executed a licensing agreement with RealPure
Beverage Group, LLC, of Jackson, Mississippi, for the use of Jacobson Resonance
in multiple water and beverage products lines, including marketing and distribution. In the year ended December 31, 2002, we had received $4,738 in royalties from RealPure under this license agreement. Effective April 26, 2003, we terminated the agreement with RealPure, due to their non-performance of their royalty payment obligations, and we intend to seek other partners to assist us in exploiting the resonated beverage market.

Government Regulation

United States of America

         In the United States of America, our five clinical Jacobson Resonators for reduction of chronic pain and future clinical products, if any, are extensively regulated as medical devices by the FDA. The FDA regulates the clinical testing, manufacturing, labeling, distributing, and promoting of medical devices. Prior to commercial sale in the United States, each of our clinical products must undergo an extensive regulatory approval process conducted by the FDA under the Food, Drug and Cosmetic Act (the "FDC Act").
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

         After consultation with the FDA and subject to demonstration of effectiveness through human clinical trials, we believe that our clinical
Jacobson Resonators will be classified as Class II devices. As Class II devices, the clinical Jacobson Resonators will not be subject to PMA as required of Class
III devices, but will be subject to general controls and special controls, including pre-market notification under 510(k). A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective as, or "substantially equivalent" to, a legally marketed device that is not subject to PMA. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). A device is deemed substantially equivalent to a predicate device if (a) it has the same intended use as the predicate device, and (b) either has the same technological characteristics as the predicate device, or has different technological characteristics that do not raise new questions of safety and effectiveness, and
(c) the sponsor demonstrates that the device is as safe and effective as the legally marketed device.  A new category called the de novo 510(k) allows somewhat more flexibility in the 510(k) category. We believe Jacobson Resonators fit this category as they are novel, but also meet the criteria for the general
510(K) category in pain management.

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
On March 4, 1999, the FDA determined that our clinical study of the 18-inch clinical Jacobson Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable provision of the IDE. This determination in effect means that the resonator meets the FDA requirements as to safety. In August, 2002, we withdrew our 510(k) de novo application.

         Double blind, randomized and placebo controlled studies are planned to continue to add data from greater populations of subjects for submission of de novo (510)K applications to FDA for clearance for specific indications in pain management. There is no assurance that FDA clearance will be granted at any time in the future. More studies are required by the FDA to further substantiate safety and effectiveness for clearance.

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
These laws differ substantially from country to country. In order to market and sell the Jacobson Resonators in the European Union, the resonators must bear CE
Marking, which has been done effective January 10, 2001. The actual CE Marking consists of the letters "CE" which a manufacturer affixes to its products for access to the European market; the letters "CE" are an abbreviation of the
French phrase "Conformite Europeene." CE Marking on a medical device indicates that a manufacturer has complied with all of the requirements of the Medical
Device Directive, which requires technical homologation of the device (proper functioning of all components), safety and efficacy. Our CE Marking license is
2001-01-0303 CP.

         The Essential Requirement requires every non-European medical device manufacturer exporting to Europe to appoint an Authorized European Address, or agent, to ensure that the responsibility for compliance with Medical Device
Reporting is delegated to a party who resides in Europe and is subject to
European law. The authorized European agent serves as an interface between a manufacturer and governmental authorities and must verify whether the manufacturer is in compliance with the European vigilance system, which covers both post-market surveillance and adverse-incident reporting. The selection of an authorized European agent by a manufacturer is significant because the agent is required to have access to all confidential product documentation and master files of the manufacturer. We have selected a Serrato Enterprises-BioResMedical,
S.L. company, controlled by Alfonso Serrato, a director of the Company, to function as our authorized representative, manufacturer and licensee.

         The Medical Device Directive classifies all medical devices into one of three classes, based upon a risk analysis which considers the design, method of manufacturing and intended use of a medical device. Class I is comprised of the least dangerous devices, and is subject to less restrictions than Class III, which is comprised of the most dangerous devices. Between Classes I and III are
Class IIa and Class IIb. The Class of a medical device determines "Conformity
Assessment Procedure," or the procedure by which conformity with Essential
Requirements will be assessed. A procedural option for minimal risk devices includes self-certification, where the manufacturer itself prepares a
"Declaration of Conformity" to the Essential Requirements and self-affixes the
CE Marking to the device. Higher risk devices, on the other hand, require that the assessment be performed and certified for "quality assurance" in collaboration with a recognized European "notified body." The clinical Jacobson
Resonators are considered Class IIb, which is a moderate risk classification. As such, limited third-party assessment is required.

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

Research and Development

         We have conducted numerous university studies of the effects of
Jacobson Resonance upon biological systems, both in vitro and in vivo, at The
Weill Medical College of Cornell University, Fairleigh Dickinson University, the
University of Oklahoma Health Sciences Center, Mississippi State University,
Texas A&M University, University of Memphis, University of Alcala and the
University of Delhi.

         During the years ended December 31, 2002 and 2001, we spent $50,595 and $256,449, respectively, on research and development activities.

Intellectual Property

         We are the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the sole inventor of all patents issued or pending. Dr. Jacobson is also the majority owner of all relevant Jacobson Resonance intellectual property. We have the exclusive rights to pursue whatever applications of Jacobson Resonance that we want. In return, we are obligated to pay Dr. Jacobson, pursuant to his employment agreement, a royalty on revenues, depending upon the application.

         We have 20 issued or approved, and additional patents pending in the
United States and worldwide. Dr. Jacobson had licensed these patents exclusively to us. Dr. Jacobson's license agreements provide for a royalty equal to 3% of gross revenues from our products utilizing Jacobson Resonance. In settlement of the litigation referred to under "Legal Proceedings", the plaintiffs in that case negotiated as a part of the settlement a royalty of one-third of Dr.
Jacobson's royalties on the patents licensed by Dr. Jacobson to us involving
Jacobson Resonance.

         Legal standards relating to the validity of patents covering medical devices and biotechnological inventions and the scope of claims made under such patents are still developing. For this reason, we cannot guarantee any of the following:

         1.   that patent applications will result in the issuance of patents in foreign countries;

         2.   that any patents licensed to us will be free from challenge and that if challenged, they would be held to be valid; or

         3.   that any such patents will provide commercially significant protection to our technology, products, and processes.

         We have not received any notices alleging, and are not aware of, any infringement by us of any other entity's patents. However, because of the volume of patents issued and patent applications filed relating to medical devices, we cannot guarantee that current and potential competitors and other third parties have not filed or will not file patent applications, or have not received or will not receive patents, relating to materials or processes we use or propose to use. Accordingly, we cannot guarantee that our products do not infringe any patents or proprietary rights of third parties. Yet, it is clear that Dr.
Jacobson was the first inventor to file patents covering usage of pico Tesla
(microgauss to picogauss) range magnetic fields for medical therapeutics. The filings date back to 1982.

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
Reuven Sandyk, a medical physician in Long Island, New York. Dr. Sandyk is a neurologist and he has been treating patients with Parkinson's, Alzheimer's and
Multiple Sclerosis. To our knowledge, Dr. Sandyk has not secured an FDA registration number for his resonator device and does not appear to be inclined to go into commercial production with this apparatus. To our knowledge, his resonator is merely an extension of his neurological practice.

         Both Dr. Sandyk and Dr. Anninos engage in exploratory research as an extension of their respective practice or research. Dr. Anninos' focus is primarily epilepsy. Both Dr. Sandyk and Dr. Anninos employ devices with multiple small coils producing heterogeneous fields which, in our opinion, is not the correct approach.

         Dr. Richard Markoll has established around the world about 150 clinics focusing primarily on the treatment of osteoarthritis using magnetic force-
fields that are approximately one million to ten million times more powerful than the force-fields emitted by the Jacobson Resonator. Dr. Markoll seems to be content with limiting himself to this area. These clinics have been in operation for many years.

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

         In sum, the Jacobson Resonator faces potential competition from the above sources, as well a number of other companies marketing electromagnetic devices.  There is no assurance, of course, that we will not be subject to competition from additional companies, including large medical device manufacturers with substantially greater resources than us.

Employees

         We have  three full-time employees, two of whom are executive officers.
They are Dr. Jerry I. Jacobson  and Mr. Harvey Grossman. The Company also has marketing and financial consultants. There are no collective bargaining agreements and no employment contracts in force.

ITEM 2.  DESCRIPTION OF PROPERTY

         We are currently leasing office space in Boynton Beach, Florida, on an annual basis, under a lease expiring in March, 2005. The Boynton Beach office has 4,300 square feet of space and a current annual rent of approximately
$73,000. The Boynton Beach office is our headquarters and research facility.

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
Jacobson received six million warrants under the same terms for his two-thirds ownership interest. The warrants are exercisable at a price of $0.30 until April
6, 2008 at which time the warrants will expire if not exercised. The warrants are subject to certain anti-dilution provisions which shall cause the warrants to be adjusted. Such dilution events include merger, consolidation, recapitalization, reorganization, reclassification, stock split or stock dividend. As of the date hereof, none of these events have occurred so as to cause an adjustment to the warrants issued pursuant to the Stock Warrant
Agreement. Additionally, we further received from Dr. Jacobson and Messrs. Hewko and Casey an exclusive license in perpetuity any and all additional indications and methodologies relating to the Jacobson Resonance patents worldwide, including U.S. Patent 5,198,181 from Dr. Jacobson which relates to the use of resonance technology to control Thermo Nuclear Fusion power has also been granted to us. Dr. Jacobson's license agreements with us provide for a royalty equal to 3% (net of the 1% royalty payable as described below) of gross revenues from sales of our products utilizing Jacobson Resonance. In settlement of this litigation, Messrs. Hewko and Casey negotiated as a part of the settlement a 1%
royalty of gross sales on all patents licensed by Dr. Jacobson to us involving
Jacobson Resonance.

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

                  QUARTER ENDING            HIGH           LOW
                  -----------------       --------       -------
                  June 30, 2003           $   0.06       $  0.03
                  (through April 30)
                  March 31, 2003          $   0.07       $  0.01

                  December 31, 2002       $   0.05       $  0.02
                  September 30, 2002      $   0.07       $  0.04
                  June 30, 2002           $   0.26       $  0.05
                  March 31, 2002          $   0.31       $  0.18

                  December 31, 2001       $   0.62       $  0.16
                  September 30, 2001      $   0.97       $  0.37
                  June 30, 2001           $   2.06       $  0.59
                  March 31, 2001          $   3.62       $  1.37

         As of April 30, 2003, we had 811 shareholders of record.

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

-------------- ------------------------------ ------------- -------------- ------------------
Date           Title and Amount               Purchasers    Principal      Total Offering
                                                            Underwriter    Price/Underwriting
                                                                           Discounts
-------------- ------------------------------ ------------- -------------- ------------------
January, 1999  291,305 shares of common stock Private       NA             $        60,000/NA
               issued upon conversion of      Investors
               principal amount and accrued
               interest of $60,000
               convertible note due November
               30, 1999
-------------- ------------------------------ ------------- -------------- ------------------

                                       27

-------------- ------------------------------ ------------- -------------- ------------------
July through   $1,000,000 convertible         Private       NA             $     1,000,000/NA
November, 1999 subordinated debentures due    Investors
               June, 2004, were issued and
               converted into an aggregate of
               1,562,876 shares of common
               stock, together with 900,000
               shares of common stock issued
               upon the exercise of warrants
               at a price of $.001 per share
-------------- ------------------------------ ------------- -------------- ------------------
December, 1999 500,000 shares of common stock Private       NA             $       100,000/NA
                                              Investors
-------------- ------------------------------ ------------- -------------- ------------------
December, 1999 1,313,903 shares of common     Consultants   NA             Consulting services
               stock                                                       valued at $.35 to
                                                                           $.45 per share
-------------- ------------------------------ ------------- -------------- ------------------
April , 2000   Units consisting of            Private       NA             $1,017,618/NA
               1,670,867shares of common      Investors
               stock and options expiring
               December 31, 2004, to purchase
               1,242,117 shares of common
               stock, 307,693  $.85 per
               share, and 933,424 at $.90 per
               share
-------------- ------------------------------ ------------- -------------- ------------------
February, 2000 335,342 shares of common stock Consultants   NA             Consulting services
                                                                           valued at $118,000
-------------- ------------------------------ ------------- -------------- ------------------
February, 2000 40,000 shares of common stock  Private       NA             $16,000/NA
                                              Investor
-------------- ------------------------------ ------------- -------------- ------------------
May, 2000      100,000 shares of common stock Private       NA             $34,775
                                              Investor
-------------- ------------------------------ ------------- -------------- ------------------
August, 2000   199,032 Units, each Unit       Private       NA             $89,564
               comprising one share of common Investors
               stock, and one Class A Warrant
               to purchase one share of
               common stock at an exercise
               price of $.63 per share,
               expiring December 31, 2004
-------------- ------------------------------ ------------- -------------- ------------------
September,     165,232 shares of common stock Private       NA             $69,397/NA
2000                                          Investors
-------------- ------------------------------ ------------- -------------- ------------------
October, 2000  150,000 shares of common stock Private       NA             $20,000/NA
                                              Investor
-------------- ------------------------------ ------------- -------------- ------------------
January, 2001  210,112 shares of common stock Consulting    NA             $71,148/NA
                                              Firm
-------------- ------------------------------ ------------- -------------- ------------------

                                       28

-------------- ------------------------------ ------------- -------------- ------------------
March, 2001    598,032 shares of common stock Private       NA             $167,048/NA
                                              Investors
-------------- ------------------------------ ------------- -------------- ------------------
October, 2001  1,075,759 shares of common     Private       NA             $125,000/NA
               stock                          Investors
-------------- ------------------------------ ------------- -------------- ------------------
October, 2001  560,000 shares of common stock Consulting    NA             Consulting Services
                                              Firms                        valued at $120,243
-------------- ------------------------------ ------------- -------------- ------------------
October/       260,000 shares of common stock Note Holders  NA             Interest on Notes
November, 2001                                                             payable valued at
                                                                           $59,000; purchase of
                                                                           stock $2,600
-------------- ------------------------------ ------------- -------------- ------------------
November 2001  650,000 shares of common stock               NA             Fair value of
                                                                           research and
                                                                           development expenses
                                                                           - $149,500
-------------- ------------------------------ ------------- -------------- ------------------
December, 2001 $75,000 principal amount  6%   Private       NA             $ 75,000/ $13,000
               Convertible Debenture,         Investor                     paid as finder's and
               convertible into shares of                                  legal fees
               common stock, with warrants
               expiring December 31, 2004, to
               purchase 75,000 shares of
               common stock
-------------- ------------------------------ ------------- -------------- ------------------

-------------- ------------------------------ ------------- -------------- ------------------
2/01/02        128,948 shares of Common Stock Financial     NA             NA
                                              Consulting
                                              Firm/ exercise
                                              of options
                                              pursuant to
                                              cashless
                                              exercise
                                              provisions
-------------- ------------------------------ ------------- -------------- ------------------
2/4/02         $100,000 principal amount 6%   Private       NA             $100,000/
               convertible debenture,         Investor                     $10,000 and 78,000
               convertible into shares of                                  shares of common
               Common Stock, with warrants                                 stock paid as
               expiring February 2004 to                                   Finder's Fee
               purchase 100,000 shares of
               common stock
-------------- ------------------------------ ------------- -------------- ------------------

-------------- ------------------------------ ------------- -------------- ------------------
2/15/02 to     336,500 shares of Common Stock Tecinvest               NA         Shares valued at
5/15/02                                       Services,                          $.14 per share/NA
                                              Inc. Services
                                              in connection
                                              with Investment
                                              Agreement and
                                              related
                                              financing
                                              agreements
-------------- ------------------------------ ------------- -------------- ------------------

                                       29

-------------- ------------------------------ ------------- -------------- ------------------
2/20/02        283,333 shares of Common Stock Private       NA             Shares valued at
               Options to purchase 280,000    Investor                     $.15 per share/NA
               shares of Common Stock at $.18
               per share for a period of 18
               months
-------------- ------------------------------ ------------- -------------- ------------------
3/08/02        625,000 shares of Common Stock Private       NA             Shares valued at
               were purchased at $.16 per     Investor                     $.16 per share/NA
               share, with options to purchase
               625,000 shares at $.40 per
               share, and 135,000 shares issued
               for services
-------------- ------------------------------ ------------- -------------- ------------------
3/21/02        205,000 shares of Common Stock Agreement for NA             Shares valued at
                                              product                      $.35 per share/NA
                                              endorsements
-------------- ------------------------------ ------------- -------------- ------------------
3/21/02        250,000 shares of Common Stock Banking and   NA             Shares valued at
                                              Financial                    $71,751, or $.15
                                              Consulting Firm              per share/NA
-------------- ------------------------------ ------------- -------------- ------------------
5/06/02        200,000 shares of Common Stock Employee      NA             Shares valued at
                                              compensation                 $.125 per share/NA
-------------- ------------------------------ ------------- -------------- ------------------
5/22/02        300,000 shares of Common Stock Holder of     NA             Shares valued at
                                              Bridge Loan                  $.01 /NA
-------------- ------------------------------ ------------- -------------- ------------------
6/06/02        1,230,053 shares of Common     Director and  NA             Shares valued at
               Stock                          Officer reimbursement        $.65 per share/NA
                                              for research
                                              costs
-------------- ------------------------------ ------------- -------------- ------------------
8/12-14/2002   255,000 shares of Common Stock Issued as     NA             $.01 per share/NA
                                              interest on
                                              outstanding
                                              bridge loans
-------------- ------------------------------ ------------- -------------- ------------------
8/27/02        3,243,209 Shares of Common     Tecinvest     NA             $.031875/NA
               Stock                          Services, Inc.
                                              upon conversion
                                              of  $100,000
                                              principal
                                              amount of
                                              convertible
                                              debentures
-------------- ------------------------------ ------------- -------------- ------------------
8/27/2002      250,000 shares of Common Stock Private       NA             $.04/NA
               and two-year warrants to       Investor
               purchase 75,000 shares of common
               stock at an exercise price of
               $.25 per share
-------------- ------------------------------ ------------- -------------- ------------------

                                       30

-------------- ------------------------------ ------------- -------------- ------------------
8/27/2002      20,000 shares of Common Stock  Consultant    NA             Services valued at
                                                                           $3,750/NA
-------------- ------------------------------ ------------- -------------- ------------------
9/05/2002      2,445,383 shares of Common     Tecinvest     NA             $.031875/NA
               Stock                          Services,
                                              Inc. upon
                                              conversion of
                                              $75,000
                                              principal
                                              amount of
                                              convertible
                                              debentures
-------------- ------------------------------ ------------- -------------- ------------------

-------------- ------------------------------ ------------- -------------- ------------------
12/4/2002      198,200 shares of Common Stock Services      NA             $.01 /NA
                                              Rendered
-------------- ------------------------------ ------------- -------------- ------------------
12/04/2002     145,400 shares of Common Stock Private       NA             $.0275/NA
               and two-year warrants to       Investor
               purchase 100,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------
12/04/2002     350,000 shares of Common Stock Private       NA             $.02/NA
               and two-year warrants to       Investor
               purchase 100,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------
12/9/02        700,000 shares of Common Stock Private       NA             $.014285/NA
               and two-year warrants to       Investor
               purchase 200,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------
12/16/02       400,000 shares of Common Stock Private       NA             $.015/NA
               and two-year warrants to       Investor
               purchase 175,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------
12/18/2002     350,000 shares of Common Stock Private       NA             $.15/NA
(Purchased                                    Investor
2/2002)                                       Group
-------------- ------------------------------ ------------- -------------- ------------------
12/20/02       400,000 shares of Common Stock Private       NA             $.015/NA
               and two-year warrants to       Investor
               purchase 175,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------
1/22/03        700,000 shares of Common Stock Private       NA             $.014285/NA
               and two-year warrants to       Investor
               purchase 200,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------

                                       31

-------------- ------------------------------ ------------- -------------- ------------------
3/05/03        500,000 shares of Common Stock Private       NA             $.03/NA
               and two-year warrants to       Investor
               purchase 300,000 shares of
               common stock at an exercise
               price of $.20 per share
-------------- ------------------------------ ------------- -------------- ------------------

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans           15,010,000                  $     .26                        19,990,000
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                               15,010,000                  $     .26                        19,990,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We have received some royalty revenues from Real Pure Beverage Group, LLC, Bio
Resonance Technology, Inc., Canada, and Serrato Enterprises-BioRes Medical,
S.L., primarily beginning during the third and fourth quarters of 2001. We have incurred losses of approximately $1,507,000 for the twelve months ended
December 31, 2002. Of that amount, approximately $213,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to third parties for services rendered and interest.

2002 compared to 2001

The net loss decreased from approximately $1,813,000 in 2001 to approximately
$1,507,000 for the twelve months ended December 31, 2002.

The items of significant increase or decrease in the twelve months ended
December 31, 2002 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $1,594,000 in 2001 to approximately $1,293,000 for the twelve months ended December 31, 2002, and an increase in interest expense from approximately $138,000 in 2001 to approximately $274,000 for the twelve months ended December 31, 2002.

During the latter part of 2001 we began to receive royalties based on agreements we had completed. In 2002, we received approximately $4,700 in royalties from beverage sales of resonated water compared to $29,000 in 2001.

We on occasion placed resonators and equipment parts for research and development and testing purposes. The profit in 2002 on such sales was approximately
$65,000.

During 2002 interest expense was approximately $274,000 compared to interest expense of approximately $138,000 for the twelve months ended
December 31, 2001. This was due to increased borrowings and the conversion of convertible debt which required the unamortized balance of the beneficial conversion feature to be charged to operations upon conversion.

We continue to incur costs for research and development including costs for clinical trials. These costs decreased from approximately $256,000 in 2001 to approximately $50,000 for the twelve months ended December 31, 2002, primarily to accommodate the European Market.

General and administrative expenses decreased by approximately $358,000 from
2001 to 2002. Professional fees increased by $45,000 relating to transactional costs of accounting. Compensation decreased by approximately $37,000.

During the year ended December 31, 2002, as a result of an impairment review, the Company recorded an impairment loss of approximately $83,000 to reduce the value of long-lived assets to estimated fair value.

Critical Accounting Policies

Our discussion and analysis of our financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues, deferred income taxes and long-lived assets. We based our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

The company recognizes revenue in accordance with SEC Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and
101B (collectively SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, royalties are recognized when earned and revenues from sale of resonance equipment are recorded when the equipment is shipped.

Taxes

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. While the Company considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowanace, in the event the
Company determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period and that such determination was made.
Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recorded valuation allowances against its entire deferred tax assets of approximately $2,739,000 at December 31, 2002. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.

Impairment of Long-lived Assets

         The Company asseses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following: significant negative industry trends, significant underutilization of the assets, and significant changes in how the Company uses its assets or plans for their use.

         If the Company determines that the future undiscounted cash flows related to these assets will not be significant to recover their carrying value, then the Company will reduce the carrying value of these assets down to the
Company's estimate of their fair market value and will continue depreciating or amortizing them over their remaining useful lives. Accordingly, the statement of operations reflects an impairment loss of $83,000 for the year ended December
31, 2002.

Plan of Operation

We have received approval and a CE-Mark issuance from the European Union, thus allowing distribution and commercialization of our medical resonators. Marketing and distribution plans through AMEVISA, SARL and BIORES MEDICAL, S.L. (a Serrato
Enterprises company). are currently on schedule. We have also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators and said license now covers "reduction of pain of arthritic conditions". Bio Resonance Technology, Inc., now operates a pain center in
Winnipeg.

Currently, Serrato Enterprises LLC developing additional distribution and marketing plans to cover the other European Union countries in 2003 and 2004.

We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States. In 1997, we filed our submission with the FDA seeking a determination that the 18-inch clinical Jacobson Resonator qualified as an NSR device for the treatment of osteoarthritis pain of the knee. On March
4, 1999, the FDA determined that our clinical study of the 18-inch clinical
Jacobson Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable provision of the IDE. This determination in effect means that the resonator meets the FDA requirements as to safety. In August, 2002, we withdrew our 510(k) de novo application.

Double blind, randomized and placebo controlled studies are planned to continue to add data from greater populations of subjects for submission of de novo
(510)K applications to FDA for clearance for specific indications in pain management.

Management's focus will also be on product applications that do not require regulatory approval via joint ventures, licensing, technology transfer and like transactions. Other possible sources of revenue or capital for the Company include veterinary medicine, the resonated beverage businesses and offshore clinics.

The Company has entered into a license agreement with P.E.R., Inc., pursuant to which P.E.R. has been licensed to manufacture and sell battery-powered, portable resonators worldwide, excepting in the United States. We have received an initial payment of $25,000 on account of the $100,000 initial license fee pursuant to this agreement, and are entitled to a royalty fee of $30 per unit sold, plus 10% of the gross profit of P.E.R., for all portable units sold for under $500. For all portable units selling at $500 and above, we receive a royalty of 15% of P.E.R.'s gross profit on those units, payable on a quarterly basis; and for all add-on and replacement parts sold, we receive a royalty of
15% of P.E.R.'s gross profit for those parts.

Liquidity and Capital Resources as of December 31, 2002

Through December 31, 2002, we received approximately $177,000, from the sale of securities and $125,000 from the proceeds of several notes payable. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

         In April 2001, we entered into a consulting agreement with Regulatory
Insight, Inc., of Lakewood, Colorado for healthcare consulting services.

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

                       JACOBSON RESONANCE ENTERPRISES, INC

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Accountants' Report                                                          F-1

Financial Statements:
  Balance Sheet as of December 31, 2002                                      F-2

  Statement of Operations for the years ended
   Ended December 31, 2002 and 2001.                                         F-3

  Statement of Stockholders' Deficiency
   for the years ended December 31, 2002 and 2001                      F-4 - F-5

  Statement of Cash Flows for the years ended
   Ended December 31, 2002 and 2001                                    F-6 - F-7

  Notes to Financial Statements                                       F-8 - F-23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Jacobson Resonance Enterprises, Inc.

We have audited the accompanying balance sheet of Jacobson Resonance
Enterprises, Inc (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Resonance Enterprises,
Inc at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has insufficient revenue from operations to support its revenue, has a working capital deficit and a stockholders' deficiency, which raise substantial doubt about its ability to continue as a going concern. The Company needs to obtain additional financing to fund its operations and achieve a level of sales adequate to support its cost structure. Management's plan in regard to these matters is also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

/s/ Wiener, Goodman & Company, P.C.
    WIENER, GOODMAN & COMPANY, P.C.
    Certified Public Accountants
    Eatontown, New Jersey

May 7, 2003

                       JACOBSON RESONANCE ENTERPRISES, INC
                                  BALANCE SHEET

                                                              December 31,
                                                                 2002
                                                             -------------

                                     ASSETS
Current Assets:
 Cash                                                        $       4,177
 Loan receivable - related party                                    12,000
 Prepaid expenses                                                   39,390
                                                             -------------
   Total Current Assets                                             55,567

Property, plant and equipment - net                                 14,302

Other assets:
 Deferred financing costs - net                                      1,993
 Deposits                                                            1,395
                                                             -------------
   Total Other Assets                                                3,388
                                                             -------------
TOTAL ASSETS                                                  $     73,257
                                                             =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Notes payable                                              $    225,000
   Accounts payable and accrued expenses                           627,589
   Litigation settlement payable                                   995,000
   Deposits on common stock to be issued                            29,500
   Due to related party                                             82,851
   Due to officer/shareholder                                      164,550
                                                             -------------
      Total Current Liabilities                                  2,124,490

Long -Term Debt:
   Debentures payable, face value of $25,000
      (Net of beneficial conversion feature
       and costs of $6,875)                                         18,125
                                                             -------------
      Total Liabilities                                          2,142,615
                                                             -------------
Commitments and Contingencies

Stockholders' Deficiency:
   Preferred stock $.001 par value - authorized
      5,000,000 shares;  outstanding 30,000 shares
                                                                        30
   Common stock $.001 par value - authorized
      300,000,000 shares; outstanding 69,675,657 shares             69,676
   Additional paid in capital                                   10,342,587
   Deficit                                                     (12,480,251)
                                                             -------------
                                                                (2,067,958)

Common stock in treasury, at cost (600,000 shares)
                                                                      (600)
Subscriptions receivable                                              (800)
                                                             -------------
      Total Stockholders' Deficiency                            (2,069,358)
                                                             -------------
      Total Liabilities and Stockholders' Deficiency         $      73,257
                                                             =============

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                               2002             2001
                                          ---------------  ---------------

Revenue                                   $      127,515   $        80,564
                                          ---------------  ---------------
Costs and expenses:
 General and administrative                     1,292,757        1,594,025
 Research and development                          50,595          256,449
 Financing costs                                   92,352               -
 Impairment loss                                   83,000               -
                                          ---------------  ---------------
    Total Operating Expenses                    1,462,352        1,850,474
                                          ---------------  ---------------
 Loss from operations                          (1,298,837)      (1,769,910)

Other income (expense):
 Interest income                                       -             8,262
 Interest expense                                (273,805)        (138,256)
 Gain of sales of equipment                        65,300           86,833
    equipment                             ---------------  ---------------
    Total other (expense)                        (208,505)         (43,161)
                                          ---------------  ---------------
Net loss                                  $    (1,507,342)  $   (1,813,071)
                                          ===============   ==============
Loss per common share - basic             $         (0.03)  $        (0.03)
                                          ===============   ==============
Loss per common share - diluted           $         (0.03)  $        (0.03)
                                          ===============   ==============
Weighted average number of
 common shares outstanding - basic
 and diluted                                   64,275,811       56,021,715
                                          ===============   ==============

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                    Common Stock            Preferred Stock
                ---------------------    ---------------------   Additional
                Number of     Value of    Number of   Value of     Paid-in                 Subscription   Treasury
                  Shares      Shares        Shares     Shares       Capital      Deficit    Receivable      Stock       Total
                ----------- -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

Balance,
January 1, 2001  54,815,336 $    54,815       30,000 $        30  $ 8,427,840  $(9,159,838) $   (44,074) $      (600) $  (721,827)

Issuance of
common stock
for services
rendered (issued
at $.17 to $.35
per share)        1,420,112       1,420           -           -       339,471           -            -            -       340,891

Issuance of
common stock
from private
placements sale
to investors
(issued at $.11
to $.42 per
share)            1,673,791       1,674           -           -       290,374           -            -            -       292,048

Fair value
of options
issued to
consultants
(issued at $.19
to $.50 per share)       -           -            -                   249,750                                             249,750

Warrants issued
for offering
costs (issued at
$.25 per share)                                                        75,250           -            -            -        75,250

Issuance of
common stock
for interest
on notes payable
(issued at $.24
per share)          260,000         260           -           -        61,442           -            -            -        61,702

Beneficial
conversion
feature on
convertible
debentures               -           -            -           -        25,000           -            -            -        25,000

Net loss                 -           -            -           -            -    (1,813,071)          -            -    (1,813,071)
                ----------- -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

Balance,
December 31,
2001             58,169,239      58,169       30,000          30    9,469,127  (10,972,909)     (44,074)        (600)  (1,490,257)

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

(continued)

                    Common Stock            Preferred Stock
                ---------------------    ---------------------   Additional
                Number of     Value of    Number of   Value of     Paid-in                 Subscription   Treasury
                  Shares      Shares        Shares     Shares       Capital      Deficit    Receivable      Stock       Total
                ----------- -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

Issuance of
common stock
for services
rendered (issued
at $.03 to $.35
per share)        2,353,645       2,353           -           -       210,371           -            -            -       212,724

Issuance of
common stock
for financing
costs (issued
at $.14 per
share)              336,500         337           -           -        46,773           -            -            -        47,110

Issuance of
common stock
to satisfy
liabilities
(issued at $.31
per share)          205,000         205           -           -        70,943           -            -            -        71,148

Issuance of
common stock
from private
placement (issued
at $.02 to $.16
per share)        2,238,733       2,239           -           -       184,688           -            -            -       186,927

Issuance of
common stock
upon exercise
of options          128,948         129           -           -           610           -            -            -           739

Issuance of
common stock
for interest on     555,000         555           -           -       116,090           -            -            -       116,645

Fair value of
options issued for
equity financing
(issued at $.18
to $.40 per share)       -           -            -           -        45,242           -            -            -        45,242

Beneficial
conversion
feature on
convertible debentures   -           -            -           -        41,250           -            -            -        41,250

Issuance of common
stock upon
conversion of
debentures        5,688,592       5,689           -           -       157,493           -            -            -       163,182

Subscription
receivable - bridge      -           -            -           -            -            -          (800)          -          (800)

Net loss                                                                        (1,507,342)                            (1,507,342)
                ----------- -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

Balance,
December 31,
2002             69,675,657 $    69,676       30,000 $        30  $10,342,587 $(12,480,251) $      (800) $      (600) $(2,069,358)
                =========== ===========  =========== ===========  ===========  ===========  ===========  ===========  ===========

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS

                                                  Years Ended December 31,
                                                    2002         2001
                                                ------------  ------------
Cash flows from operating activities:
    Net loss                                    $ (1,507,342) $ (1,711,605)
    Adjustments to reconcile net loss to
    net cash flows used in operating:
    Depreciation                                      30,556        39,789
    Impairment loss                                   83,000            -
    Gain on sale of equipment                        (65,300)
    Bad debt write off                                91,452            -
    Non-cash/Non-employee stock-based compensation   212,724       340,891
    Non-cash interest expense                        237,601        60,193
    Other non-cash items                             120,492       325,000
    Disposition of property and
    equipment                                             -         31,238
Changes in operating assets and
    liabilities
    Accounts receivable                                   -         21,688
    Accrued interest receivable                        4,786        (4,786)
    Prepaid expenses and other                         5,938       (12,469)
    Accounts payable and accrued expenses            324,936       228,125
    Due to related party                              82,851            -
    Litigation settlement payable                         -         (5,000)
                                                ------------  ------------
Net Cash Used in Operating Activities               (520,651)     (686,936)
                                                ------------  ------------
Cash Flows from Investing Activities
    Purchases of property and equipment               (8,700)      (10,055)
     roceeds from sale of equipment                   74,500            -
                                                ------------  ------------
Net Cash Provided by (Used In) Financing
     Activities                                       65,800       (10,055)
                                                ------------  ------------

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS

                                                 Years Ended December 31,
                                                    2002          2001
                                                ------------  ------------
Cash flow from financing activities:
 Proceeds from notes payable                              -        250,000
 Payment of note payable                             (25,000)           -
 Proceeds from issuance of debentures                125,000        75,000
 Financing costs                                     (12,518)      (12,500)
 Deferred offering costs                                  -        (75,250)
 Proceeds from exercise of stock options                 739            -
 Proceeds from common stock to be issued              29,500        15,720
 Proceeds from issuance of common
   stock                                             176,757       225,251
 Proceeds from officer/stockholder                   164,550            -
                                                 ------------  ------------
Net Cash Provided by Financing Activities            459,028       478,221
                                                 ------------  ------------
Net Increase (decrease) in Cash and
 Cash Equivalents                                      4,177      (218,770)
Cash and Cash Equivalents-Beginning
    of Year                                                -       218,770
                                                 ------------  ------------
Cash and Equivalents-End of of Year              $     4,177   $        -
                                                 ============  ============

Noncash Investing and Financing Activities

Issuance of common stock paid in advance         $     56,775  $    69,397
                                                 ============  ============
Issuance of common stock in settlement of
 liabilities                                     $     71,148  $        -
                                                 ============  ============
Conversion of debentures into common
  stock                                          $    163,182  $        -
                                                 ============  ============

                       See notes to finanical statements

                       JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company is a bio-tech and bio-medical enterprise involved in the development of resonance and electro-magnetic equipment, processes and applications.
Applications for the use of resonance technology in the medical, veterinary medicine, food, agricultural, recreational, pharmaceutical, and environmental industries are currently being pursued.

During 2002, the Company received approval and a CE-Mark issuance from the
European Union, thus allowing distribution and commercialization of its medical resonators. The Company also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators and the license has been expanded not only to cover all medical resonator models but also licensing clearance by Health Canada covering arthritic pain of the whole body instead of being limited to localized arthritic pain. The Company received royalties from its foreign licensees and commenced sales of its resonator models. The Company therefore is no longer considered a development stage enterprise.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the
Company has incurred losses of $1,507,342 and $1,813,071 for the years ended
December 31, 2002 and $12,480,251 since its inception in 1996 and as of December
31, 2002 and 2001 has a working capital deficit of approximately $2 million. The
Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the Company's products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the
Company may not be able to continue as a going concern.

Based on the Company's current plans of licensing the distribution of its portable resonators in Canada, distribution of its medical resonators in Europe, establishing clinics outside the United States and raise needed cash, the
Company believes it will have sufficient cash to fund its operations through fiscal 2003. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets from the outcome of this uncertainty.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

Revenues from royalties and licenses are recognized when they are earned.
Revenue from sale of resonance equipment is recorded when the equipment is shipped to customers and title has passed.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options, warrants, and convertible preferred. The number of potential common shares outstanding were 60,423,356 and 64,784,617 as of
December 31, 2002 and 2001, respectively.

DEFERRED OFFERING COSTS

Deferred offering costs are the costs that have been incurred in connection with the expected issuance of common stock which will take place during a future period. Deferred costs of $75,250 were incurred in 2001 and have been expensed in 2002 after the termination of the offering in 2002.

DEFERRED FINANCING COSTS

Deferred financing costs are the costs associated with the issuance of the 6%
debentures and are being amortized over the term of the debentures.

EVALUATION OF LONG-LIVED ASSETS

Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived assets over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. At December 31, 2002, management recorded an impairment charge of approximately $83,000.

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations when incurred and are included in operating expenses.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash. The Company invests its excess cash in high quality short-term liquid money market instruments with major financial institutions and carrying value approximates market value. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits.

STOCK BASED COMPENSATION

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("ABP") Opinion No. 25 "Accounting
for Stock Issued to Employees". ABP No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted marked price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for
Stock-Based Compensation-Transition and Disclosure".

FAIR VALUE OF FINANCIAL INSTRUMENTS

For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

PATENTS

The Company has charged operations for costs representing legal expenses associated with the application to obtain certain patents awarded to the
Company's principal stockholder. The Company has a licensing agreement for the use of the patents.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach under which deferred taxes are recognized by applying enacted tax rates applicable to future years to the differences between financial statement carrying amounts and the tax basis of reported assets and liabilities. The principal item giving rise to deferred taxes are future tax benefits of certain net operating loss carryforwards.

NEW FINANCIAL ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement
Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003.
Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets", effective for fiscal years beginning after
December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.
The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No.
144 did not have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No.
4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".
This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of
Accounting Principles Board No. 30 "Reporting Results of Operations". This
statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"
SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation.
It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation and will implement the provision of the statement during the first quarter ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others, and interpretation of FASB
Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN
45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal yea r end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after
December 15, 2002. The Company is assessing the impact of the adoption of this interpretation will have on the results of operations or financial position and will implement the provision of the statement during the first quarter ending
March 31, 2003.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation
No.46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.

The objective of Interpretation No.46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No.46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interests and, accordingly, adoption is not expected to have a material effect on the Company.

2.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002, at cost consists of:

                                    December 31, 2002

Furniture and fixtures                   $ 37,689
Less: accumulated depreciation            (23,387)
                                         --------
                                         $ 14,302
                                         ========

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to
$30,556 and $39,789, respectively.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

3.   SUBSCRIPTION RECEIVABLE

The Company has a note receivable in the amount of $44,874 for the outstanding balance due for a subscription receivable that has been treated as a reduction of stockholders' deficiency. At December 31, 2002, the Company wrote off to bad debt expense $44,074 as uncollectible.

4. NOTES PAYABLE

In the second and third quarters of 2001, the Company received $250,000 from the proceeds of several promissory notes. Each of these notes were for a term of 60 days and bear interest at a rate of 5% per annum. In February 2002, $25,000 of these notes were repaid. At December 31, 2002, the Company was in default on the balance of these notes.

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

As of December 31, 2002 the Company had received $8,150 for 815,000 of common stock. The Company issued 260,000 shares in 2001 and 555,000 shares in 2002 to satisfy the defaults.

The Company recorded interest expense of $116,645 in 2002 and $61,702 in 2001 for the difference between the fair market value of the Company's common stock and the exercise price of $.01 per common share for any shares that the note holders have a right to receive.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

5.   CONVERTIBLE DEBENTURES

The Company entered into an agreement with Tecinvest Services, Inc.
("Tecinvest") for the issuance of an aggregate of $250,000 of the Company's 6%
convertible debentures due December 18, 2004. $75,000 was issued on December 18,
2001, $100,000 was issued in January 2002 and $75,000 will be issued on the date the Company's registration statement is declared effective by the Securities and
Exchange Commission. The convertible debentures are convertible at the lesser of
(i) one hundred ten percent (110%) of the average closing bid price of the
Company's common stock for the five trading days immediately preceding the closing date for the particular debenture, or (ii) 75% of the average of the six lowest closing bid prices during the 20 days prior to conversion.

In connection with the $175,000 of convertible debentures issued by the Company in December 2001 and January 2002, the Company incurred costs of $22,500. The
Company also recorded a beneficial conversion feature of $58,000 in connection with these convertible debentures. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid-in capital. The discount is to be amortized to interest expense through the
December 18, 2004. Additionally, the Company issued 256,500 shares of common stock as additional interest in 2002. The Company recorded the fair market value of these shares of $58,895 and reduced the carrying value of the convertible debentures by the unamortized amount of the discount and the beneficial conversion feature. For the year ended December 31, 2001 the Company amortized
$1,071 to interest expense.

On August 12, 2002, all of the outstanding debentures, $175,000, were converted into 5,688,592 shares of common stock pursuant to the terms of the agreement.
All unamortized deferred financing costs of $11,818 have been charged to paid-in-capital and discounts for the beneficial conversion feature and stock issuance costs have been charged to operations at the date of conversion. For the year ended December 31, 2002 the Company recorded $126,506 as interest expense in connection with these debentures.

In September 2002, the Company issued $25,000 in convertible debentures (as part of a funding agreement with Techinvest) due September 3, 2005. In connection with the debentures aggregating $25,000, the Company incurred costs of $2,518.
The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $1,900 of interest expense for the year ended December 31, 2002.

The fair value of the debentures approximates the face, based on rates and terms available to the Company for similar debt.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

The Company also entered into an agreement with Tecinvest to acquire up to
10,000,000 common shares for an aggregate amount of up to $3,000,000. In 2002, the Company issued 80,000 shares (valued at $29,170) to an attorney for legal services related to this agreement which was charged to general and administrative expenses in the Company's statement of operations for the year ended December 31, 2002. The Company also granted 500,000 warrants to Tecinvest in 2001 to acquire the Company's common stock. The warrants are exercisable at
110% of the average closing bid for the third trading day immediately preceding the execution date. During 2002 the Company and Tecinvest terminated the offering.

The fair value of the 500,000 warrants amount to $75,250 and was included in deferred offering costs on the Company's balance sheet at December 31, 2001.
During 2002 the deferred offering costs has been charged to operations due to the termination of the offering and is included in general and administrative expenses in the accompanying statement of operations.

6.   DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a Director. . For the years ending December 31, 2002 and 2001 the Company received royalties from the related party of approximately $93,000 and $17,000, which represented 73% and
21% of revenues, respectively. As of December 31, 2002, the Company owed the related party $82,851.

7.   DUE FROM OFFICER/STOCKHOLDER

The majority shareholder and officer of the Company (Dr. Jacobson) was involved in litigation which resulted in a settlement which required Dr. Jacobson to contribute to the Company the licensing rights to patents owned by this officer and the plaintiffs. The Company received the licensing rights during 2000, and ascribed no value to the licensing rights.

The settlement in 2000 required Dr. Jacobson to transfer 12,000,000 shares of common stock of the Company owned by him to the plaintiffs. As part of the settlement, the plaintiffs gave the Company licensing rights to purchase various patents. The Company issued to the plaintiffs warrants to purchase 3,000,000 share of common stock at $.30 per share (valued at $290,000, which was included in operations in 2000). The warrants are exercisable through April 2008.

Dr. Jacobson and the Company negotiated the settlement and Dr. Jacobson was issued warrants by the Company to purchase 6,000,000 shares of the Company's common stock at $.30 per share (valued at $580,000, which was included in operations in 2000). The warrants are exercisable through April 2008.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

In connection with this settlement and based upon approval of the Company's
Board of Directors and the Agreed Order Dismissing Case and Providing Relief
from the Automatic Stay (Dr. Jacobson's personal bankruptcy) both Dr. Jacobson and the Company agreed to pay the plaintiffs the sum of $1,000,000 by July 15,
2001 (as amended). Accordingly, the Company who was not previously a party to this litigation accrued and charged operations $1,000,000 during the year ended
December 31, 2000. The balance due at December 31, 2002, is $995,000 and is payable on demand.

During 2000, the Company loaned $200,000 to this officer. The loan bears interest at the prime rate (4% as of December 31, 2002). The loan and interest accrued on the loan was due on May 13, 2002. The officer had declared personal bankruptcy which the court dismissed and, accordingly at December 31, 2001 the
Company had recorded an allowance for doubtful accounts for the entire balance.

During 2000, another officer received a loan of $50,000 from the Company. The
Company advanced the officer an additional $9,000 during 2002. This loan bears interest at the rate of 6.5% per annum. The original loan was due September 10,
2000 and was extended to January 6, 2002. The Company terminated the officer's employment in 2002 and wrote-off approximately $47,000 in 2002 to operations which is included in general and administrative expenses in the accompanying statement of operations. The balance of $12,000 was repaid by the former officer in January 2003.

8.   INCOME TAXES

At December 31, 2002, the Company has net operating loss carryforwards of approximately $12,048,000 for financial reporting purposes and $8,057,000 for tax purposes, which expire in various years through 2021. The difference between financial and tax purposes results from temporary differences caused by capitalization of start-up expenditures as required by Internal Revenue Code
Section 195.

The utilization of the net loss carryforwards may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the
Company has recorded a valuation allowance for the entire amount of the deferred tax asset. The deferred income tax asset is comprised of the following at
December 31, 2002:

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

Gross deferred tax asset resulting from
  net operating loss carryforwards          $ 2,739,000
Valuation allowance                          (2,739,000)
                                            -----------
Net deferred income tax asset               $        -
                                            ===========

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

     December 31,                       2002        2001

Federal income tax rate               (34.0)%     (34.0)%

Valuation allowance on net
 operating loss carryforward            34.0%      34.0%
                                      -------     ------
Effective income tax rate                  -%         -%
                                      =======     ======

9.   STOCK OPTION PLAN/STOCKHOLDERS' DEFICIENCY

In November 1998, the Company's board of directors approved the 1998 Stock
Option Plan (the "Plan"). The Plan authorizes the granting of both incentive stock options and nonstatutory stock options up to a total of 10,000,000 shares.
The Company's board of directors also approved the 2001 Stock Option Plan. The provisions under this plan are similar to the 1998 Plan except that the 2001
Plan authorizes the granting of both incentive stock options and nonstatutory stock options up to a total of 25,000,000 shares. The option price for nonstatutory stock options may be less than, equal to, or greater than the market price on the date the option is granted, whereas for incentive stock options, the price will be a least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market price at date of grant, is recognized over the vesting or service period.
For all the periods presented all of options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The Board of Directors granted 19,291,000 options to eligible persons under these plans. The right to exercise the options vests annually as follows:

        (1)   The right to exercise the option and to acquire 50% of the shares of stock underlying the options vests at the date granted.

        (2)   The right to exercise the option and acquire 30% of the shares of stock underlying the options vests one year after the date it is granted.

        (3)   The right to exercise the option and acquire 10% of the shares of stock underlying the options vests two years after the date it is granted.
                                      F-17

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

        (4)   The right to exercise the option and acquire 10% of the shares of stock underlying the options vests three years after the date it is granted.

A summary of the status of the Company's options under the Plans as of December
31, 2002 and 2001, and changes during the years then ended, is presented below:

                                      2002                             2001
                         -------------------------------- -------------------------------
                                             Weighted-                       Weighted-
                                              Average                         Average
                                             Exercise                        Exercise
                              Shares           Price           Shares          Price
                         -------------------------------- -------------------------------
Options outstanding,
  beginning of year         19,151,000       $   0.29        1,763,500        $   0.61
Options exercised                   -        $     -                -         $     -
Options granted              6,200,000       $   0.18       17,387,500        $   0.26
Options cancelled          (10,341,000)      $   0.25               -         $     -
                         -------------------------------- -------------------------------
Options outstanding,
  end of year               15,010,000       $   0.26       19,151,000        $   0.29
                         ================================ ===============================
Options price
  range at end
  of year                $.18 to $1.26                   $.22 to $1.26
Options price
  range for
  exercised
  shares                            -                               -
Options available
  for grant at end
  of year                   13,990,000                      15,709,000

Weighted-
  average fair
  value of options
  granted during
  the year                  $    0.04                        $   0.21

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of its employee stock options.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

Had compensation expense for the Company's stock option plans and the warrants issued to the shareholders/officers been determined based on the fair value of the options at the grant dates, consistent with SFAS No. 123 the Company's net loss and net loss per share amounts would have been as follows:

December 31,                 2002              2001

Net loss:
    As reported         $(1,507,342)      $(1,813,071)
    Proforma             (1,755,416)       (5,249,215)

Basic and diluted loss
per share:
    As reported             $ (0.03)          $ (0.03)
    Proforma                $ (0.03)          $ (0.09)

The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively, risk-free interest rates of 5.0 - 6.0% and 6.0%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of
87.38% - 183.97% and 142.85%, and an expected life of the options of five years.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

The following is a summary of changes in outstanding warrants and of options
(not included under the Plan) issued in connection with debt offerings and other services during the period ended December 31, 2002 and December 31, 2001.

                                      2002                            2001
                         ----------------------------------------------------------------
                                             Weighted-                      Weighted-
                                              Average                        Average
                                             Exercise                        Exercise
                              Shares           Price          Shares          Price
                         ----------------------------------------------------------------
Warrants outstanding,
  beginning of year         13,195,649       $   0.39      10,840,117       $   0.38

Warrants exercised            (350,000)      $   0.19              -        $
Warrants granted             1,755,000       $   0.27       2,355,532       $   0.42
Warrants cancelled                  -        $     -               -        $     -
                         ----------------------------------------------------------------
Warrants outstanding,
  end of year               14,600,649       $   0.38      13,195,649       $   0.39
                         ================================================================

Warrants price range at
end of year             $.18 to $ 1.28                 $.19 to  $1.28

Warrants price range
for exercised shares             $ .19                          $  -

Weighted-average fair
value of warrants granted
granted during the year          $ 0.03                         $0.14

The following table summarizes information about fixed stock options under the
Plan outstanding at December 31, 2002.

                                                 Weighted-
                            Number Out-           Average        Weighted            Number           Weighted-
       Range of             standing at          Remaining        Average        Exercisable at        Average
       Exercise             December 31,        Contractual      Exercise         December 31,        Exercise
        Prices                  2002               Life            Price              2002              Price
------------------------ -------------------  ---------------- --------------  -------------------  --------------
     $.18 to $.24             7,800,000               4.5          $ 0.19            4,601,500          $ 0.22
         $0.25                4,325,000               4.0          $ 0.25            3,460,000          $ 0.25
     $.27 to $.38             1,445,000               2.5          $ 0.31            1,199,500          $ 0.31
         $0.42                  250,000               3.5          $ 0.42              225,000          $ 0.42
         $0.50                  865,000               2.5          $ 0.50              412,000          $ 0.50
         $1.26                  325,000               2.5          $ 1.26              325,000          $ 1.28
                              ----------                                            ----------
                             15,010,000                                             10,223,000
                              ==========                                            ==========

During 2001, the Company issued 1,420,112 shares of common stock for services of
$340,891 (valued at $.17 to $.35 per share) which is included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2002.

During 2001, the Company issued 1,673,791 shares of common stock pursuant to two private placements and sales to private investors at prices of $.11 to $.42 per share for an aggregate of $292,048. Under the terms of the first private placement, investors received one Class A warrant (a total of 198,032 warrants)
which is exercisable at $.63 per common share for a four year period through
December 31, 2004 and contingently one Class B warrant which will be issued when and if the Class A warrants are exercised before December 31, 2001, which are exercisable at $.84 per common share for five year period extending through
December 31, 2005 for each share of common stock purchased. The warrants were not exercised as of that date.

During 2001, the Company issued warrants to purchase 1,855,532 shares of common stock at an exercise price of $.19 to $.35 per share (valued at $249,750) and included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2001. The warrants are exercisable for a period of 24 to 48 months from the date of issuance.

During 2001, the Company granted options to purchase 17,387,500 shares of common stock to officers and directors at an exercise price of $.24 to $.30 per share.

In October and November 2001, the Company issued 260,000 shares of common stock to satisfy defaults on notes payable. The Company recorded interest expense of
$61,702 during the year ended December 31, 2001 in connection with this transaction. See Note 4.

During 2002, the Company issued 2,353,645 shares of common stock for services of
$212,724 (valued at $.03 - $.35 per share), which is included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2002.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

Pursuant to continuing agreement for product endorsements on March 21, 2002 the
Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share) of accrued liabilities at December 31, 2001.

During 2002, the Company entered into private sales of 3,688,753 shares of common stock at $.0275 - $.16 share, an aggregate of $245,500. The Company issued 1,550,000 of these shares in 2003 and included $29,500 of the proceeds as common stock to be issued on the Company's balance sheet at December 31, 2002.
In connection with the private sales, the Company issued warrants to purchase
1,755,000 shares of common stock of the Company at $.18 - $.40 per share (valued at $45,242), which is included in the Company's statement of operations for the year ended December 31, 2002. The warrants are exercisable for a period of 18 -
24 months from the date of issuance.

The Company was required to issue 30,000 shares of common stock due at December
31, 2001 pursuant to provisions of a bridge loan. An additional 525,000 shares of common stock were issued in 2002 relating to 2002 transactions. The Company recorded $116,645 of interest expense in 2002 in connection with the transactions. See Note 4.

In connection with the Tecinvest funding the Company issued 336,500 shares of common stock (valued at $47,110) for services relating to 2001 and 2002 funding transactions. The fair value of the shares of common stock issued for 2001 and
2002 fundings are being amortized over the period the debt is outstanding. The
Company expensed the entire $47,110 in the Company's statement of operations for the year ended December 31, 2002 as the debentures for $175,000 were converted into common stock during 2002 and the investment agreement relating to the services was terminated during 2002. See Note 5.

During August 2002, $175,000 of debentures were converted into 5,688,592 shares of common stock. See Note 5.

During 2002, pursuant to a consulting agreement,  a warrant holder exercised the cashless exercise provision of options to acquire 350,000 shares of common stock which resulted in the holder receiving 128,948 shares of common stock.

On March 15, 2002 and December 16, 2002, the Company granted options to purchase
6,200,000  shares of common stock to officers and  directors.  These options are exercisable at $.18 to $.24 per share.

On April 17, 2002 the Board of Directors cancelled 8,595,000 options to purchase common stock that were granted to directors  and officers  during the year ended
December 31, 2001.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

Of the total warrants outstanding at December 31, 2002 5,600,649, expire on various dates from 2003 through 2006 and 9,000,000 expire in 2008.

10.   COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office space under a non-cancelable operating lease in Boyton Beach, Florida at the rate of $6,100 per month through March
2005. Rent expense for the years ended December 31, 2002 and 2001 amounted to
$88,323 and $96,246 respectively.

The approximate minimum lease payments are as follows:

Year ending December 31,

        2003             $ 77,000
        2004               80,000
        2005               21,000
                         --------
                         $178,000
                         ========

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

11.   SUBSEQUENT EVENTS

In the first quarter of 2003, the Company issued 1,200,000 shares of its common stock as follows:

        a.   700,000 shares of common stock pursuant to a private placement. The
             Company received $10,000 on January 22, 2003. In connection with the transaction the Company issued warrants to purchase 200,000 shares of the Company's common stock at $.20 per share expiring
             January 27, 2005.
        b.   500,000  shares of common stock pursuant to a private placement. The
             Company received $15,000 on March 5, 2003 in connection with the transaction the Company issued warrants to purchase 300,000 shares of the Company's common stock at $.20 per share expiring March 5,
             2005.

The above warrants will be valued $.02 per share and will be accounted for as issuance costs and charges to paid-in capital in the amount of $11,560.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

         On April 10, 2003, the Company's Board of Directors approved the appointment on April 8, 2003 of Wiener, Goodman & Company, P.C. ("WGC") as the
Company's independent auditors for the fiscal year ending December 31, 2002, and dismissed Goldstein Golub Kessler LLP ("GGK"), which had audited the Company's financial statements for the last three fiscal years ended December 31, 2001,
2000 and 1999, respectively.

         The Company's Board of Directors believes that the appointment of WGC to audit the Company's consolidated financial statements for the fiscal year ended December 31, 2002, and thereafter is in the best interests of the Company and its shareholders at this point in the development of the Company's business.

         None of GGK's reports on the Company's financial statements for any of the Company's past three fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for a modification as to an uncertainty about the
Company's ability to continue as a going concern. During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of
GGK, there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of GGK, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         The following table sets forth the names and ages of the Directors and
Executive Officers of the Company, as well as the positions held by such persons:

      Name                        Age                 Position (1)

Dr. Jerry I. Jacobson (2)         57            Chairman of the Board,
Chief Executive Officer                         and Chief Science Officer

Alfonso Serrato                   58            Director

Harvey Grossman                   56            President, Chief Operating
                                                Officer and Secretary

Debra M. Jacobson (2)             51            Director

Sidney Paul Martin                51            Director

Michael P. Steigman               58            Director

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

(2)      Dr. Jerry I. Jacobson and Debra M. Jacobson are husband and wife.

         DR. JERRY I. JACOBSON acted as the Chairman, President and Chief
Executive Officer of the Company since June 1996 and of its privately-held predecessor since March 1995. In June, 2001, coincident with the appointment of
Alfonso Serrato as Chief Executive Officer, Dr. Jacobson was elected Chief
Science and Technology Officer. In August, 2002, Dr. Jacobson reassumed the title of Chief Executive Officer. Dr. Jacobson holds a Bachelor of Arts degree in Philosophy from Brooklyn College of the City University of New York and
D.D.S. and D.M.D. degrees from Temple University. He served as captain and emergency oral surgeon at Fort Rucker, Alabama, as active service in the Army during the Vietnam conflict. He has also received extensive training in physics after auditing 30 courses at different universities in the New York City and
Philadelphia metropolitan areas. Dr. Jacobson was an active dentist and oral surgeon in the New York City area from 1972 to the early 1980's, and was involved in dental research in this period. Dr. Jacobson has also been a student of Albert Einstein's work throughout his life. Since his discovery of the equation of Jacobson Resonance relating to medicine and energy, Dr. Jacobson has focused his research and technology, denoted as Jacobson Resonance, on medical therapy for more than twenty years. His publishing credits include more than 80 articles, more than 40 abstracts, three book chapters and two books. He holds six issued and one pending United States patents, for which there are currently patents issued or pending in numerous foreign countries. Dr. Jacobson was made a professor and awarded a PhD in medicine in 2002 by Bundelkhand University,
Jhansi, India.

         ALFONSO SERRATO has been a Director of the Company since June 1998, and acted as our Chief Executive Officer from June 2001 through August, 2002. Mr.
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

         HARVEY GROSSMAN was appointed as Vice President in May 2001, and in
December, 2002 was elected President, Chief Operating Officer and Secretary.  He
has been an associate and friend of Dr. Jerry Jacobson for the past 13 years and, prior to his joining us, he acted as a consultant to various companies in the communications and media areas.  His responsibilities include communications, education, media and public relations.  He also fulfills a supervisory role in the training and operations of treatment centers and clinics worldwide.  He has been a public speaker and executive consultant in the for-profit and not-for-profit arenas for the past twenty-five years.  From
1990-1994 he was the Executive Director of the American Committee for the
Weizmann Institute of Science in Palm Beach County, Florida and previous to that was the Campaign Director for the South Palm Beach County Jewish
Federation. Mr. Grossman lived in Israel from 1968 to1976 where he worked as a
Clinical Psychologist and Social Worker.

         DEBRA M. JACOBSON acted as a Director, the Treasurer and the Secretary of the Company since August 1996 and Senior Vice President of the Company since
September 1999. Since August, 2002, she has acted only as a Director of the
Company. She has been married to Dr. Jacobson and served as his private secretary for approximately 25 years. Previously, Ms. Jacobson worked as a flight attendant for Eastern Airlines and as a secretary. She is a graduate of
Katherine Gibbs Secretarial School in New York, New York.

         SIDNEY PAUL MARTIN has been a Director of the Company since January 8,
2001. Mr. Martin is a agri-business entrepreneur with multiple farms and interests in timber, land and cattle. A former educator, he holds Bachelor's and
Master's degrees from Mississippi State University. Mr. Martin is a registered securities dealer and has been associated with Calton & Associates, Inc., a registered broker dealer, for the last six years.

         MICHAEL P. STEIGMAN has served as a director since November 28, 2001, and since 1999 has been the Controller and Assistant Treasurer for The Nevada
Water Company, Las Vegas, Nevada. Mr. Steigman resides in Las Vegas. Prior to
1999, Mr. Steigman served as the Controller for Mexicana Food and Spirits, a tequila importing company, and Select Products, a china, glass and silver marketing company, both located in Las Vegas. Prior to 1995, Mr. Steigman, was the General Manager for Embassy Suites Hotel Group, Pittsburgh, Pennsylvania,
and held various executive positions in The Marriott Corporation. Mr. Steigman has chaired and participated as a member on numerous convention and hospitality based boards of directors, including the Greater Miami Hotel and Motel
Association, the Greater Pittsburgh Convention and Visitors Bureau, and the
Bloomington Minnesota Convention and Visitors Bureau and Chamber of Commerce
Boards. Additionally, Mr. Steigman has served as a board member for The
Children's Miracle Network.

         Each officer listed devotes full time to our business.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended  December
31, 2002 and 2001:

                           Summary Compensation Table
                   ------------------------------------------
                                                                      Long-Term Compensation
          Annual  Compensation                                    Awards                 Payouts
---------------------------------------------       ---------------------------------------------
(a)            (b)      (c)     (d)      (e)       (f)         (g)       (h)       (i)
Name                                    Other   Restricted  Securities
and                                     Annual    Stock     Underlying  LTIP     All Other
Principal     Year    Salary   Bonus     Comp.   Awards(1)   Options/             Payouts
Comp.
Position      (1)       ($)    ($)       ($)       ($)        SARs(#)    ($)        ($)
 ------      ------   ------  ------   ------    ------      ------     ------    ------

Dr. Jerry I.
Jacobson      2002     -0-                                  2,000,000/0
Chairman (2)

              2001     -0-                                    150,000/0

Alfonso       2002     -0-                                    750,000/0
Serrato
              2001     -0-                                  5,125,000/0

(1)   Fiscal  years  ended  December  31,  2002  and  2001.

(2)   Dr. Jacobson, the Company's Chief Executive Officer up to December 31,
      2002, did not receive any cash compensation from the Company. However, Dr.
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

         The following table shows grants of options to our officers and directors in our last fiscal year.

Option/SAR Grants in Last Fiscal Year

Individual Grants
----------------------------------------------------------------------------------------------------------------------------------------
(a)                          (b)             (c)               (d)              (e)
                           Number  of        % of
                           Securities       Total
                           Under-          Options/
                           Lying             SAR's
                           Options/       Granted to        Exercise
                           SAR's           Employees         or Base
                           Granted         in Fiscal         Price            Expiration
   Name                    (#)               Year            ($/Sh)             Date
-------------              ------------    ------------    ------------    ------------
Dr. Jerry I. Jacobson      2,000,000/0                        $.018          12/16/07

Alfonso Serrato              750,000/0                        $.018          12/16/07

Harvey Grossman            1,500,000/0                        $.018          12/16/07

Sidney Paul Martin         1,400,000/0                        $.018          12/16/07

Michael Steigman             400,000/0                        $.018          12/16/07

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

(2)

         The following table summarizes the number and value of unexercised options held by our Chairman and Chief Executive Officer as of December 31,
2002.  The options shown below do not include options held by Debra M. Jacobson, the wife of Dr. Jerry I. Jacobson.

FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
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
                                                                       Options/SARS At          SARs at Fiscal
                                                                       Fiscal Year-End (#)      Year-End ($)
                                                                       Exercisable/             Exercisable/
                          Shares Acquired on                           Unexercisable            Unexercisable
Name                      Exercise (#)           Value Realized ($)
------------------------- ---------------------- --------------------- ------------------------ ----------------------
Dr. Jerry I. Jacobson     NA                     NA                    3,170,000/0              NA
                                                                       2,091,000/1,079,000

         The above value has been calculated based on closing price of the common stock as quoted on the OTC Bulletin Board on December 31, 2003.

         No officer or Director exercised any options in the fiscal year ended
December 31, 2002.

Compensation of Directors

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 30, 2003, the beneficial ownership of the common stock of the Company by each person beneficially owning more than 5% of such securities, by each of the directors and executive officers of the Company, and by the directors and executive officers of the Company as a group.
                                                      Number          Percentage
Beneficial Owner

Officers, Directors and 5% Beneficial Owners
Dr. Jerry I. Jacobson (3)                           43,987,646          39.18%
Alfonso Serrato (4)                                  7,897,548           9.97%
Debra M. Jacobson (5)                                2,692,200           3.58%
Sidney Paul Martin (6)                               1,253,000           1.66%
Michael P. Steigman                                    210,000              *
Harvey Grossman (9)                                  1,267,500           1.68%
Eric and Vanessa Hewko (7)                           7,500,000          10.11%
761 Doris Road South
North Palm Beach, FL 33408
Hewko/Casey Investments (7)                          7,500,000          10.11%
515 N Flagler Drive, 19th Floor
West Palm Beach, FL 33401
All Directors and Officers as a Group               57,285,894          47.40%
(6 persons)

Tecinvest Services, Inc. (8)                         7,540,939           9.99%
____________________
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
         Jacobson. Each share of the Series A Convertible Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote of the
         Company's shareholders. The Series A Convertible Preferred Stock is not
         entitled to any dividends and has a liquidation preference equal to its par value, which is a total of $30.00. At the option of Dr. Jacobson, up to one-third of the outstanding shares of the Series A Convertible
         Preferred Stock can be converted into shares of the Company's common stock beginning in May of the years 2001 and 2002. The conversion ratio is 1,000 shares of common stock for each share of preferred stock. This figure includes 5,896,646 shares of common stock owned of record by Dr.
         Jacobson. The number of shares shown does not include 700,000 shares which are owned by Dr. Jacobson's children (Jacqueline Jacobson-
         250,000;Faith Jacobson-250,000;Maria Jacobson-100,000; and Solomon
         Jacobson-100,000, the latter being the only one of the children that at this date is not a minor), 1,691,700 shares owned by Debra M. Jacobson,
         Dr. Jacobson';s wife, nor 1,000,000 shares owned of record by the
         Perspectivism Foundation, of which Dr. Jacobson is the founder and a director. Dr. Jacobson disclaims any beneficial interest in the shares owned by his children, his wife or the Perspectivism Foundation. In addition, Dr. Jacobson received 6,000,000 warrants expiring April 2008, with an exercise price of $.30 per share (the "Warrants") for assignment of his two-thirds interest in a patent relating to
         Therapeutic Treatment of Mammals; the Warrants are reflected in the above table. The Warrants are subject to adjustment in the event of merger, consolidation, recapitalization, reorganization, stock split or stock dividend. No such event has occurred since the issuance of the
         Warrants. Dr. Jacobson's ownership shown in this table includes
         2,091,000 shares issuable pursuant to presently exercisable options.
         Dr. Jacobson has been issued options to purchase an aggregate of
         3,170,000 shares of our common stock issued under our Stock Option
         Plans, at per share exercise prices ranging from $.20 to $.018, expiring at various dates from October 31, 2003 to December 16, 2007.

(4)      This figures includes 2,900,548 shares owned of record by Mr. Serrato and 4,997,000 shares subject to presently exercisable options granted to Mr. Serrato. Mr. Serrato holds options to purchase 6,325,000 shares of our common stock issued under our Stock Option Plans, at per share exercise prices ranging from $.018 to $1.26, expiring from November 12,
         2003 to December 16, 2007, of which options to purchase 4,997,000 shares are presently exercisable. These figures also exclude 28,571 shares owned of record by Mr. Serrato's wife and options issued under
         Stock Option Plans to purchase 200,000 shares of our common stock. Mr.
         Serrato disclaims any beneficial interest in those shares held directly by his wife or underlying the options held by her.

(5)      This figure includes 1,691,700 shares owned of record by Mrs. Jacobson and 1,000,500 shares subject to presently exercisable options granted to Ms. Jacobson. Ms. Jacobson holds options to purchase an aggregate of
         1,070,000 shares of common stock issued under our Stock Option Plans, at per share exercise prices ranging from $.22 to $1.26 per share, expiring from October 31, 2003 to January 2, 2006, 1,000,500 of which are presently exercisable. Ms. Jacobson's ownership shown does not include beneficial ownership of shares of the Company's common stock by
         Dr. Jerry I. Jacobson, the husband of Ms. Jacobson, as to which shares
         Ms. Jacobson disclaims any beneficial interest. This figure also excludes 1,000,000 shares owned of record by the Perspectivism
         Foundation, to which Ms. Jacobson donated the shares and of which Ms.
         Jacobson is a director. Ms. Jacobson disclaims any beneficial interest in those shares.

(6)      Mr. Martin owns 92,000 shares of common stock directly, and his wife,
         Nanda Martin owns 10,000 shares directly.  Mr. Martin holds options to purchase 1,907,000 shares of our common stock granted under our Stock
         Option Plans, at exercise prices ranging from $.018 to $1.26 per share, expiring at various dates from August 12, 2004, to December 16, 2007, of which options to purchase 1,131,000 shares are presently exercisable. Mr. Martin holds warrants, expiring December 31, 2004, to purchase 20,000 shares of common stock at an exercise price of $.63 per share.

(7)      Eric and Vanessa Hewko and Hewko/Casey Investments also own an aggregate of 3,000,000 Warrants for a one-third interest in a patent relating to Therapeutic Treatment of Mammals. The Warrants must be adjusted in the event of merger, consolidation, recapitalization, reorganization, stock split or stock dividend. Such events have not occurred since the issuance of the Warrants.

(8)      Tecinvest Services, Inc. owns 6,313,592 shares of our common stock directly, and holds $25,000 principal amount of our convertible debentures, convertible at the lesser of (i) one hundred ten percent
         (110%) of the average closing bid price for the five (5) trading days immediately preceding the Closing Date or (ii) seventy-five percent
         (75%) of the average of the six (6) lowest closing bid prices during the twenty (20) trading days prior to conversion. Based on the bid prices for our common stock in April, 2003, the principal and accrued interest on that convertible debenture would be convertible into
         1,216,667 shares of our common stock. Tecinvest also holds warrants to purchase an aggregate of 1,325,000 shares of our common stock, which warrants were issued in connection with a proposed equity line to be provided by Tecinvest and convertible debentures purchased by
         Tecinvest. Under the terms of the agreements concerning the equity line with Tecinvest and the convertible debentures and warrants issued to
         Tecinvest, Tecinvest, no shares shall be issuable to Tecinvest pursuant to conversion of any such convertible debenture or exercise of any such warrant that would result in Tecinvest's owning a number of shares of our common stock in excess of Tecinvest's ownership limit of 9.99% of our outstanding common stock.

(9)      Includes 1,267,500 shares comprising the exercisable portion of options to purchase an aggregate of 2,125,000 shares under our Stock Option
         Plans. Mr. Grossman was awarded five year options under these Plans as follows: 25,000 shares at a per share exercise price of $.30 on April
         2, 2001; 300,000 shares at a per share exercise price of $.25 on July
         2, 2001; 150,000 shares at a per share exercise price of $.24 on
         November 29, 2001; and 1,500,000 shares at a per share exercise price of $.018 on December 16, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

         We are the exclusive licensee of Jacobson Resonance from Dr. Jacobson, who is the majority owner of all patents issued or filed. Dr. Jacobson is also the majority owner of all relevant Jacobson Resonance intellectual property. We have extended the exclusive rights to pursue whatever applications of Jacobson
Resonance that we want through 2007. In return, we are obligated to pay Dr.
Jacobson a 3% royalty on revenues, depending upon the application. During 2000, we advanced $200,000 to Dr. Jacobson to cover expenses for the Hewko and Casey litigation (See "Legal Proceedings"). The terms of the advance were for Dr.
Jacobson to repay the advance when it was financially possible for him to do so;
$50,000 of the advance was utilized to pay Dr. Jacobson's bankruptcy attorney in connection with his bankruptcy filing and the termination of the bankruptcy proceeding.

         To date, we have entered into two agreements with Serrato Enterprises
L.L.C. ("Serrato Enterprises"), an entity controlled by Alfonso Serrato, a director of the Company. In February 1999, we executed a ten-year license agreement with Serrato Enterprises for the marketing and distribution of our chronic pain reduction products in continental Europe, Latin America, Japan,
Australia, New Zealand and the Middle East, excluding Israel. In January 2000, we further executed a ten-year manufacturing agreement with Serrato
Enterprises-BioRes Medical, S.L., under which we will receive manufacturing royalties based on type and production volume of resonators manufactured by
Serrato Enterprises. Through Serrato Enterprises, we sell or lease Jacobson
Resonators to these facilities and receive 16% of distribution fees, payable quarterly, in addition to $1500 per unit manufacturing royalties for the 4' and
7' models and $1200 for the 18" and 22" models and $2.00 for each treatment session computer card sold.

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
Jacobson, who is the majority owner of all patents issued or filed. Dr. Jacobson is also the majority owner of all relevant Jacobson Resonance intellectual property. The Company has extended the exclusive rights to pursue whatever applications of Jacobson Resonance that it wants through 2007. In return, the
Company is obligated to pay Dr. Jacobson a 3% royalty on revenues.

         See "Option/SAR Grants in Last Fiscal Year" and "Security Ownership of
Certain Beneficial Owners and Management" above for terms of options to purchase shares of our common stock granted to Dr. Jerry I. Jacobson, our Chairman and
Chief Executive Officer, Harvey Grossman, our President, and our directors
Alfonso Serrato, Sidney Paul Martin, and Michael Steigman.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.

(b)      Reports on Form 8-K: The Company did not file any Current Reports on
         Form 8-K during the fiscal quarter ended December 31, 2002.

ITEM 14. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule
13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the
Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form
10-KSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
-------------- -----------------------------------------------------------------
3.1            Articles of Incorporation, as amended*
3.2            By-Laws, as amended*
4.1            Specimen Common Stock Certificate*
4.2            Specimen Series A Convertible Preferred Stock Certificater*
4.3            Specimen 1998 Warrant Agreement*
4.4            Specimen 1998 Placement Agent Warrant Agreement*
4.5            Jacobson Resonance Enterprises, Inc. 1998 Stock Option Plan, as
               amended****
4.6            Jacobson Resonance Enterprises, Inc. 2001 Stock Option Plan****
4.7            Specimen 2% Convertible Debenture*
4.8            Investment Agreement, dated December 18, 2001, between the
               Company and Tecinvest Services, Inc.*****
4.9            Commitment Warrant issued to Tecinvest, dated December 18,
               2001*****
4.10           Registration Rights Agreement, December 18, 2001, between the
               Company and Tecinvest Services, Inc.*****
4.11           Escrow Agreement, dated December 18, 2001, by and among the
               Company, Tecinvest Services, Inc. and Joseph B. LaRocco*****
4.12           Convertible Debenture issued December 18, 2001, to Tecinvest
               Services, Inc.*****
4.13           Convertible Debenture Warrant issued December 18, 2001, to
               Tecinvest Services, Inc.*****
4.14           Registration Rights Agreement for the Tecinvest Services, Inc.
               Convertible Debentures and Convertible Debenture Warrants,
               between the Company and Tecinvest Services, Inc.*****
4.15           Subscription Agreement for the Tecinvest Services, Inc.
               Convertible Debentures, dated December 18, 2001, between the
               Company and Tecinvest Services, Inc.*****
4.16           Convertible Debenture issued September 3, 2002, to Tecinvest
               Services, Inc. (filed herewith)
10.1           Patent License Agreement Dated October 6, 1999, Between Dr. Jerry
               I. Jacobson and the Company*
10.2           License Agreement Dated February 23, 1999, Between the Company
               and Serrato Enterprises L.L.C.*
10.3           1998 Stock Option Plan*
10.4           License Agreement Dated October 15, 1999, Between the Company and
               Serrato Enterprises L.L.C.**
10.5           Distribution Agreement Dated December 29, 1999, Between the
               Company and Akron Bio-Medical Corporation**
10.6           License Agreement Dated December 29, 1999, Between the Company
               and ABM Manufacturing, Inc.**
10.7           License Agreement Dated December 31, 1999, Between the Company
               and REALPURE Beverage Group, LLC**
10.8           License Agreement Dated August 27, 2000, Between the Company and
               Enviro Wood Fibre Block & Brick, Inc.***
10.9           License Agreement, dated April 4, 2003, between the Company and
               P.E.R., Inc. (filed herewith) List of Subsidiaries*
99.1           Certification of Dr. Jerry I. Jacobson Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002 (filed herewith)

*        Filed as Exhibits to the Company's Form 10-SB, filed on October 27, 1999.
**       Filed as Exhibits to the Company's Form 10K-SB, filed on April 24, 2000.
***      Filed as Exhibits to the Company's Form 10K-SB, filed on April 17, 2001
****     Filed as Exhibits to the Company's Form S-8, filed January 11, 2002
*****    Filed as Exhibits to the Company's Form SB-2, filed February 4, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003                      JACOBSON RESONANCE ENTERPRISES, INC.
                                                    (Registrant)

                                        By:  /s/  Jerry I. Jacobson
                                           -------------------------------------
                                                  Jerry I. Jacobson,
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

                                      Signature                          Position

Date Signed: May 15 , 2003       /s/ Dr. Jerry I. Jacobson        Dr. Jerry I. Jacobson, Chairman
                                                                  of the Board of Directors and
                                                                  Chief Executive Officer (Chief
                                                                  Executive and Financial Officer)

Date Signed: May 15 , 2003       /s/ Alfonso Serrato              Alfonso Serrato, Director

Date Signed: May , 2003                                           Debra Jacobson, Director

Date Signed: May 15, 2003       /s/ Paul Martin                   Sidney Paul Martin, Director

Date Signed: May 15, 2003       /s/ Michael Steigman              Michael P. Steigman, Director

                                  CERTIFICATION

I, Jerry I. Jacobson, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Jacobson Resonance
     Enterprises, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003          /s/  Jerry I. Jacobson
                              -----------------------------------------
                                 Jerry I. Jacobson, Chief Executive Officer
                                 and Principal Financial Officer

                                 Exhibit Index

Exhibit Number             Description
--------------             -----------

   4.16             Convertible Debenture issued September 3, 2002, to Tecinvest
                    Services, Inc.
   10.9             License Agreement, dated April 4, 2003, between the Company and P.E.R., Inc.
   99.1             Certification of Dr. Jerry I. Jacobson Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002