Form 10KSB/A
period 2003-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2003-05-16
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO.1 TO
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

Our Operating Results

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2002, we generated revenues of $127,515 incurred operating expenses of $1,426,352 and had a net loss of $1,507,332. As of May 15, 2003, we had $5,000 of cash on hand to fund operations. There is no assurance that we will continue to be able to be able to fund our operations with investments by third parties or that we will operate profitably in the future.

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

General and administrative expenses decreased by approximately $358,000 from
2001 to 2002. Professional fees increased by $45,000 relating to transactional costs of legal and accounting. Compensation decreased by approximately $37,000.

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

Revenue Recognition

The company recognizes revenue in accordance with SEC Staff Accounting Bulletin
No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and
101B (collectively SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, royalties are recognized when earned and revenues from sale of resonance equipment are recorded when the equipment is shipped.

Taxes

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. While the Company considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the
Company determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period that such determination was made.
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

Plan of Operation

We have received approval and a CE-Mark issuance from the European Union, thus allowing distribution and commercialization of our medical resonators. Marketing and distribution plans through AMEVISA, SARL and BIORES MEDICAL, S.L. (a Serrato
Enterprises company) are currently on schedule. We have also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators, and said license now covers "reduction of pain of arthritic conditions". Bio Resonance Technology, Inc., now operates a pain center in
Winnipeg.

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
                                                             =============

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                               2002             2001
                                          ---------------  ---------------

Revenue                                   $      127,515   $        80,564
                                          ---------------  ---------------
Costs and expenses:
 General and administrative                     1,292,757        1,594,025
 Research and development                          50,595          256,449
 Impairment loss                                   83,000               -
                                          ---------------  ---------------
    Total Operating Expenses                    1,426,352        1,850,474
                                          ---------------  ---------------
 Loss from operations                          (1,298,837)      (1,769,910)

Other income (expense):
 Interest income                                       -             8,262
 Interest expense                                (273,805)        (138,256)
 Gain of sales of equipment                        65,300           86,833
    equipment                             ---------------  ---------------
    Total other (expense)                        (208,505)         (43,161)
                                          ---------------  ---------------
Net loss                                  $    (1,507,342)  $   (1,813,071)
                                          ===============   ==============
Loss per common share - basic             $         (0.03)  $        (0.03)
                                          ===============   ==============
Loss per common share - diluted           $         (0.03)  $        (0.03)
                                          ===============   ==============
Weighted average number of
 common shares outstanding - basic
 and diluted                                   64,275,811       56,021,715
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
rendered (valued
at $.17 to $.35
per share)        1,420,112       1,420           -           -       339,471           -            -            -       340,891

Sale of
common stock
from private
placements
(issued at $.11
to $.42 per
share)            1,673,791       1,674           -           -       290,374           -            -            -       292,048

Fair value
of options
issued to
consultants
(valued at $.19
to $.50 per share)       -           -            -           -       249,750          -             -            -       249,750

Warrants issued
for offering
costs (valued at
$.25 per share)          -           -            -           -       75,250           -             -            -        75,250

Issuance of
common stock
for interest
on notes payable
(valued at $.24
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
rendered (valued
at $.03 to $.35
per share)        2,353,645       2,353           -           -       210,371           -            -            -       212,724

Issuance of
common stock
for interest
on debentures
payable (valued
at $.14 per
share)              336,500         337           -           -        46,773           -            -            -        47,110

Issuance of
common stock
to satisfy
liabilities
(valued at $.31
per share)          205,000         205           -           -        70,943           -            -            -        71,148

Sale of
common stock
from private
placement (issued
at $.02 to $.16
per share,
net of cost)      2,238,733       2,239           -           -       184,688           -            -            -       186,927

Issuance of
common stock
upon exercise
of options          128,948         129           -           -           610           -            -            -           739

Issuance of
common stock
for interest on
notes payable
(valued at $.21 per
share)              555,000         555           -           -       116,090           -            -            -       116,645

Fair value of
options issued for
equity financing
(valued at $.18
to $.40 per share)       -           -            -           -        45,242           -            -            -        45,242

Beneficial
conversion
feature on
convertible debentures   -           -            -           -        41,250           -            -            -        41,250

Bad Debt write off
subscription receivable  -           -            -           -             -           -       44,074            -        44,074

Issuance of common
stock upon
conversion of
debentures
(issued at
$.03 per share)   5,688,592       5,689           -           -       157,493           -            -            -       163,182

Subscription
receivable - bridge
loan                      -           -           -           -             -           -        (800)            -         (800)

Net loss                  -           -           -           -             -  (1,507,342)           -            -   (1,507,342)
                ----------- -----------  ----------- -----------  -----------  -----------  -----------  -----------  -----------

Balance,
December 31,
2002             69,675,657 $    69,676      30,000 $        30   $10,342,587$(12,480,251) $     (800) $      (600)  $(2,069,358)
                =========== ===========  =========== ===========  ===========  ===========  ===========  ===========  ===========

                       See notes to finanical statements

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS

                                                  Years Ended December 31,
                                                    2002         2001
                                                ------------  ------------
Cash flows from operating activities:
    Net loss                                    $ (1,507,342) $ (1,813,071)
    Adjustments to reconcile net loss to
    net cash flows used in operating:
    Depreciation                                      30,556        39,789
    Impairment loss                                   83,000            -
    Gain on sale of equipment                        (65,300)
    Bad debt write off                                91,452            -
    Non-cash non-employee stock-based compensation   212,724       340,891
    Non-cash interest expense                        237,601        60,193
    Other non-cash items                             120,492       325,000
    Disposition of property and
    equipment                                             -         31,238
Changes in operating assets and
    liabilities
    Accounts receivable                                   -         21,688
    Accrued interest receivable                        4,786        (4,786)
    Prepaid expenses and other                         5,938       (12,469)
    Accounts payable and accrued expenses            284,057        228,125
    Due to related party                            (18,615)        101,466
    Litigation settlement payable                         -         (5,000)
                                                ------------  ------------
Net Cash Used in Operating Activities               (520,651)     (686,936)
                                                ------------  ------------
Cash Flows from Investing Activities:
    Purchases of property and equipment               (8,700)      (10,055)
     roceeds from sale of equipment                   74,500            -
                                                ------------  ------------
Net Cash Provided by (Used In) Financing
     Activities                                       65,800       (10,055)
                                                ------------  ------------

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

In connection with the $175,000 of convertible debentures issued by the Company in December 2001 and January 2002, the Company incurred costs of $22,500. The
Company also recorded a beneficial conversion feature of $58,000 in connection with these convertible debentures. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid-in capital. The discount is to be amortized to interest expense through the
December 18, 2004. Additionally, the Company issued 256,500 shares of common stock is additional interest in 2002. The Company recorded the fair market value of these shares of $58,895 and reduced the carrying value of the convertible debentures by the unamortized amount of the discount and the beneficial conversion feature. For the year ended December 31, 2001 the Company amortized
$1,071 to interest expense.

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

The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively, risk-free interest rates of 5.0% to 6.0% and 6.0%, dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of
87.38% to 183.97% and 142.85%, and an expected life of the options of five years.

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
December 31, 2004.

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

During 2002, the Company issued 2,353,645 shares of common stock for services of
$212,724 (valued at $.03 to $.35 per share), which is included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2002.

                      JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

Pursuant to continuing agreement for product endorsements on March 21, 2002 the
Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share) of accrued liabilities at December 31, 2001.

During 2002, the Company entered into private sales of 3,688,753 shares of common stock at $.0275 to $.16 per share, an aggregate of $245,500. The Company issued 1,550,000 of these shares in 2003 and included $29,500 of the proceeds as common stock to be issued on the Company's balance sheet at December 31, 2002.
In connection with the private sales, the Company issued warrants to purchase
1,755,000 shares of common stock of the Company at $.18 - $.40 per share (valued at $45,242), which is included in the Company's statement of operations for the year ended December 31, 2002. The warrants are exercisable for a period of 18 to
24 months from the date of issuance.

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
               Services, Inc. ******
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
10.8           License Agreement Dated August 27, 2000, Between the Company and
               Enviro Wood Fibre Block & Brick, Inc.***
10.9           License Agreement, dated April 4, 2003, between the Company and
               P.E.R., Inc. ******
23.1           List of Subsidiaries*
99.1           Certification of Dr. Jerry I. Jacobson Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002 (filed herewith)

*        Filed as Exhibits to the Company's Form 10-SB, filed on October 27, 1999.
**       Filed as Exhibits to the Company's Form 10-KSB, filed on April 24, 2000.
***      Filed as Exhibits to the Company's Form 10K-SB, filed on April 17, 2001
****     Filed as Exhibits to the Company's Form S-8, filed January 11, 2002
*****    Filed as Exhibits to the Company's Form SB-2, filed February 4, 2002
******   Filed as Exhibits to the Company's Form 10-KSB, filed on May 15, 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this, report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2003                      JACOBSON RESONANCE ENTERPRISES, INC.
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

                                      Signature                          Position

Date Signed: May 16 , 2003       /s/ Dr. Jerry I. Jacobson        Dr. Jerry I. Jacobson, Chairman
                                                                  of the Board of Directors and
                                                                  Chief Executive Officer (Chief
                                                                  Executive and Financial Officer)

Date Signed: May 16 , 2003       /s/ Alfonso Serrato              Alfonso Serrato, Director

Date Signed: May  , 2003                                           Debra Jacobson, Director

Date Signed: May 16, 2003       /s/ Paul Martin                   Sidney Paul Martin, Director

Date Signed: May 16, 2003       /s/ Michael Steigman              Michael P. Steigman, Director

                                  CERTIFICATION

I, Jerry I. Jacobson, certify that:

1.   I have reviewed this amendment to the annual report on Form 10-KSB of
     Jacobson Resonance Enterprises, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

DATE: May 16, 2003          /s/  Jerry I. Jacobson
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