Form 10QSB
period 2003-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2003-05-20
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Quarterly period ended March 31, 2003

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

      Class                                   April 30, 2002
     -------                                 -----------------

Common stock, $ 0.001 par value                74,183,175

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

ITEM I - Unaudited Financial Statements......................................F-1

     Balance Sheet as of March 31, 2003 (Unaudited) .........................F-2

     Statements of Operations for the Three Months Ended March 31, 2003
     and 2002 (Unaudited)....................................................F-3

     Statements of Cash Flows for the Three Months Ended March 31, 2003
     and 2002 (Unaudited)...................................................F4-5

     Notes to Financial Statements (Unaudited).............................F6-13

ITEM 2 - Management's Discussion and Analysis or Plan of Operation...........3-5

ITEM 3 - Controls and Procedures ..............................................6

PART II - OTHER INFORMATION

PART I.  Financial Information

Item 1.Financial Statements

                  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.
It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2002.

                  The results of  operations for the three month period ended
March 31, 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                         JACOBSON RESONANCE ENTERPRISES, INC
                                    BALANCE SHEET
                                     (Unaudited)

                                                                March 31,
                                                                  2003
                                                    ----------------------------

                                       ASSETS
Current Assets:
  Prepaid expenses                                        $            1,867
                                                    ----------------------------
  Total Current Assets                                                 1,867
Property, plant and equipment - net                                   13,494
Other assets:
  Deferred financing costs - net                                       1,599
  Deposits                                                             1,395
                                                    ----------------------------
  Total Other Assets                                                   2,994
                                                    ----------------------------
TOTAL ASSETS                                              $           18,355
                                                    ----------------------------

                     JACOBSON RESONANCE ENTERPRISES, INC
                               BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31,
                                                                    2003
                                                    ----------------------------
                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current Liabilities:
   Notes payable                                          $          225,000
   Accounts payable and
   accrued expenses                                                  689,256
   Litigation settlement payable                                     995,000
   Deposits on common stock
   to be issued                                                       22,500
   Due to related party                                               39,773
   Due to officer/shareholder                                        164,550
                                                    ----------------------------
   Total Current Liabilities                                       2,136,079
 Long -Term Debt:
   Debentures payable,
   face value of $25,000
   (Net of beneficial
   conversion feature
   and costs of $5,844)                                               19,156
                                                    ----------------------------
   Total Liabilities                                               2,155,235
                                                    ----------------------------
   Commitments and Contingencies
 Stockholders' Deficiency:
   Preferred stock $.001 par
   value - authorized
   5,000,000 shares;
   outstanding 30,000 shares
                                                                          30
   Common stock $.001 par value
   - authorized
   300,000,000 shares;
   outstanding 73,320,657 shares                                      73,321
   Additional paid in capital                                     10,427,942
   Deficit                                                       (12,636,773)
                                                    ----------------------------
                                                                  (2,135,480)
   Common stock in treasury,
   at cost (600,000 shares)                                             (600)
   Subscriptions receivable                                             (800)
                                                    ----------------------------
   Total Stockholders' Deficiency                                 (2,136,880)
   Total Liabilities and
   Stockholders' Deficiency                               $           18,355
                                                    ----------------------------

                     JACOBSON RESONANCE ENTERPRISES, INC.
                          STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                        2003                                   2002
                             --------------------------             -----------------------

Revenue                      $                  53,505              $                57,401
                             --------------------------             -----------------------
 Costs and expenses:
 General and administrative                    197,696                              460,510
 Research and development                            -                               42,522
                             --------------------------             -----------------------

Total Operating Expenses                       197,696                              503,032
                             --------------------------             -----------------------
Loss from operations                          (144,191)                            (445,631)

Other (expense):
 Interest expense                              (12,325)                             (58,597)
                             --------------------------             -----------------------
Net loss                     $                (156,516)              $             (504,228)
                             ==========================             =======================
Loss per common share
 - basic                     $                   (0.00)              $                (0.01)
                             ==========================             =======================
Loss per common share
 - diluted                   $                   (0.00)              $                (0.01)
                             ==========================             =======================
Weighted average number of
 common shares outstanding
 - basic and diluted                        72,959,287                           58,886,377
                             ==========================             =======================

                     JACOBSON RESONANCE ENTERPRISES, INC.
                           STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                       2003                                    2002
                          --------------------------               -----------------------
Cash flows from
operating activities:
  Net loss                   $              (156,516)               $             (504,228)
  Adjustments to reconcile
  net loss to
  net cash flows used
  in operating:
  Depreciation                                    808                                9,915
  Amortization of debt
  discount                                      1,425                               10,079
  Non- cash non-employee
  stock-based
  compensation                                 55,350                               71,751
  Non-cash interest expense                     8,213                               45,633
  Other non-cash items
                                                    -                               54,304
  Changes in operating
  assets and liabilities
  Prepaid expenses and other                   49,519                               43,361
  Accounts payable and
  accrued expenses                             53,452                               44,138
  Due to related party                        (43,078)                                  -
  Litigation settlement payable                     -                              (5,000)
                                 --------------------               ----------------------
 Net Cash Used in Operating
 Activities                                  (30,827)                            (230,047)
                                 --------------------               ----------------------

                     JACOBSON RESONANCE ENTERPRISES, INC.
                           STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                      2003                                     2002
                             ------------------------               ----------------------
Cash flow from
financing activities:
Payment of note payable                             -                             (25,000)                                                                                                                                                                                                          -                            (25,000)
Proceeds from issuance
of debentures                                       -                              100,000                                                                                                                                                                                               -                           100,000
Financing costs                                     -                             (10,000)                                                                                                                                                                                                                    -                            (10,000)
Proceeds from common
stock to be issued                             15,000                                    -                                                                                                                                                                                      15,000           -
Proceeds from issuance
of common
stock                                          11,650                              157,500
Proceeds from officer/
stockholder                                         -                               25,000
                             ------------------------               ----------------------                                                                                                                                                                    -
Net Cash Provided by
Financing Activities                           26,650                              247,500
                             ------------------------               ----------------------
Net Increase (decrease)
in Cash and
Cash Equivalents                               (4,177)                              17,453
Cash and Cash Equivalents
-Beginning
of Year                                         4,177                                   -
                             ------------------------               ----------------------
Cash and Equivalents-
End of Year                  $                     -                        $       17,453
                             ========================               ======================                                                                                                                                                                                                                                                                            -
Noncash Investing and
Financing Activities                                                                                                                                                                                                                         $
Issuance of common stock
paid in advance              $                 22,000                       $            -
                             ========================               ======================
Issuance of common stock
in settlement of
Liabilities                  $                      -                       $       71,148
                             ========================               ======================                                                                                                                                     $                                                                                                  l                                                       -
Issuance of common stock
for services                 $                 55,350                       $       71,751
                             ========================               ======================

                      JACOBSON RESONANCE ENTERPRISES, INC
                        NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

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

2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the
Company has incurred losses of $1,507,342 and $1,813,071 for the years ended
December 31, 2002 and 2001 and $12,480,251 since its inception in 1996 and has continued to incur losses and negative cash flows from operations through March
31, 2003. As of March 31, 2003 has a working capital deficit of approximately $2 million. The Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the Company's products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the
Company may not be able to continue as a going concern.

Based on the Company's current plans of licensing the distribution of its portable resonators in Canada, distribution of its medical resonators in Europe, establishing clinics outside the United States and raise needed cash. The
Company believes it will have sufficient cash to fund its operations through fiscal 2003. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets from the outcome of this uncertainty.
                                       F-7

5.   REVENUE RECOGNITION

Revenues from royalties and licenses are recognized when they are earned.
Revenue from sale of resonance equipment is recorded when the equipment is shipped to customers and title has passed .

5.   LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options, warrants, and convertible preferred.

5.   STOCK BASED COMPENSATION

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

6.   NOTES PAYABLE

In the second and third quarters of 2001, the Company received $250,000 from the proceeds of several promissory notes. Each of these notes were for a term of 60 days and bear interest at a rate of 5% per annum. In February 2002, $25,000 of these notes were repaid. At March 31, 2003, the Company was in default on the balance of these notes.

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

As of March 31, 2003 the Company had received $8,150 for 815,000 of common stock. The Company issued 260,000 shares in 2001 and 555,000 shares in 2002 to satisfy the defaults.
                                       F-8

The Company recorded interest expense of $12,325 and $45,633 for the three months ended March 31, 2003 and 2002, respectively for the difference between the fair market value of the Company's common stock and the exercise price of
$.01 per common share for any shares that the note holders have a right to receive.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

7.   CONVERTIBLE DEBENTURES

In September 2002, the Company issued $25,000 in convertible debentures (as part of a funding agreement with Techinvest) due September 3, 2005. In connection with the debentures aggregating $25,000, the Company incurred costs of $2,518.
The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $1,425 of amortization of debt discount for the three months ended March 31, 2003.

The fair value of the debentures approximates the face, based on rates and terms available to the Company for similar debt.

8.   DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a Director. For the three months ended March 31, 2003 and 2002 the Company received royalties from the related party of approximately $43,000 and $-0-, which represented 80% and 0% of revenues, respectively. As of March 31, 2003, the Company owed the related party
$39,773.

9.   STOCK OPTION PLAN

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123".
SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003.
                                       F-9

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
For all the periods presented all of options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The Board of Directors granted 25,491,000 options to eligible persons under these plans. The right to exercise the options vests annually as follows:

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

                                      F-10

Had compensation expense for the Company's stock option plans and the warrants issued to the shareholders/officers been determined based on the fair value of the options at the grant dates, consistent with SFAS No. 123 the Company's net loss and net loss per share amounts would have been as follows:

                               Three Months Ended
                                    March 31,
                          2003                    2002
                      -------------          --------------

Net loss:
As reported          $    (156,516)          $    (504,228)
Proforma                  (156,516)               (504,228)

Basic and diluted
loss per share:
As reported          $       (0.00)          $       (0.01)
Proforma             $       (0.00)          $       (0.01)

10.  STOCKHOLDERS' DEFICIENCY

During the three months ended March 31, 2002, the Company issued 385,000 shares of common stock for services of $71,751 (valued at $.30 per share) which is included in general and administrative expenses in the Company's statement of operations for the three months ended March 31, 2002.

Pursuant to continuing agreement for product endorsements on March 21, 2002 the
Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share) of accrued liabilities at December 31, 2001.

The Company was required to issue 30,000 shares of common stock due at December
31, 2001 pursuant to provisions of a bridge loan. An additional 165,000 shares of common stock were issued during the three months ended March 31, 2002 relating to 2002 transactions. The Company recorded $45,633 of interest expense for the three months ended March 31, 2002 in connection with the transactions.
See Note 6.

In connection with the Tecinvest funding the Company issued 336,500 shares of common stock (valued at $47,110) for services relating to 2001 and 2002 funding transactions. The fair value of the shares of common stock issued for 2001 and
2002 fundings are being amortized over the period the debt is outstanding. See
Note 7.
                                      F-11

During the three months ended March 31, 2002, the Company entered into private sales of 1,008,333 shares of common stock at $.15 to $.16 per share, an aggregate of $157,500 (of which $15,000 was received in 2001). In connection with the private sales, the Company issued warrants to purchase 905,000 shares of common stock of the Company at $.18 - $.40 per share (valued at $250,000), which are issue costs netted against the funds received from the private sales.
The warrants are exercisable for a period of 18 - 24 months from the date of issuance.

During the three months ended March 31, 2002, pursuant to a consulting agreement, a warrant holder exercised the cashless exercise provision of options to acquire 350,000 shares of common stock which resulted in the holder receiving
128,948 shares of common stock.

During the three months ended March 31, 2003, the Company issued 1,330,000 shares of common stock for services of $55,350 (valued at $.001 to $.06 per share) which is included in general and administrative expenses in the Company's statement of operations for the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company entered into a private sales of 815,000 shares of common stock at $.01 to $.014 per share, aggregate of
$11,650. In connection with the private sales, the Company issued warrants to purchase 200,000 shares of common stock of the Company at $.20 per share (valued at $4,624) which are issue costs netted against the funds received from the private sales. The warrants are exercisable for 24-months form the date of issuance.

During the three months ended March 31, 2003 the Company issued 1,500,000 shares of the Company's common stock for funds received ($22,000) in 2002.

11.  NEW FINANCIAL ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement
Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS
No. 143 did not have a material impact on the Company's result of operations or financial position.

                                      F-12

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS
No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on
Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others, and interpretation of FASB
Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN
45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal yea r end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after
December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

                                      F-13

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

12   SUBSEQUENT EVENT

On May 14, 2003, the Company entered into letter of intent with Tekron, Inc.
("Tekron"), a company specializing in next-generation medical devices and technologies. The joint venture will aim to market next-generation medical care devices and technologies commencing with Taiwan. Tekron will diligently strive to implement the technology throughout Asia.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Three Months Ended March 31, 2003, compared to Three Months Ended March 31, 2002

The net loss decreased by approximately $ 348,000 from approximately
$504,000 in 2002 to approximately $156,000 for the three months ended
March 31, 2003.

The items of significant increase or decrease in the three months ended March
31, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $460,000 in 2002 to approximately $197,000 for the three months ended March 31, 2003, and a decrease in net interest expense from approximately $58,000 in 2002 to approximately $12,000 for the three months ended March 31, 2003.

During 2003 interest expense was approximately $12,000 compared to interest expense of approximately $58,000 for the three months ended March 31, 2002. The decrease was due to the conversion of convertible debt.

We did not incur costs for research and development,in the three months ended,
March 31,2003.These costs were approximately $42,000 for the three months ended March 31, 2002.

General and administrative expenses decreased by approximately $263,000 from
2002 to approximately $197,000 for the three months ended March 31, 2003.

Year ended December 31, 2002 Compared to Year Ended December 31, 2001

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

The Company has entered into a license agreement with P.E.R., Inc., pursuant to which P.E.R. has been licensed to manufacture and sell battery-powered, portable resonators worldwide, excepting in the United States. We have received an initial payment of $25,000 on account of the $100,000 initial license fee pursuant to this agreement, and are entitled to a royalty fee of $30 per unit sold, plus 10% of the gross profit of P.E.R., for all portable units sold for under $500. For all portable units selling at $500 and above, we receive a royalty of 15% of P.E.R's gross profit on those units, payable on a quarterly basis; and for all add-on and replacement parts sold, we receive a royalty of
15% of P.E.R.'s gross profit for those parts.

Liquidity and Capital Resources as of March 31, 2003

Through December 31, 2002, we received approximately $177,000, from the sale of securities and $125,000 from the proceeds of several notes payable, and through
March 31, 2003, we received approximately $26,000 from the sale of securities. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

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

                                    7

                                   PART II.
                              OTHER INFORMATION

Item 2. Changes in Securities

(c) Recent Sales of Unregistered Securities

------------------ ---------------------------------- ----------------- ---------------- ---------------------
1/22/03            700,000 shares of Common Stock     Private Investor        NA         $.014285/NA
                   and two-year warrants to
                   purchase 200,000 shares of
                   common stock at an exercise
                   price of $.20 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
3/05/03            500,000 shares of Common Stock     Private Investor        NA         $.03/NA
                   and two-year warrants to
                   purchase 300,000 shares of
                   common stock at an exercise
                   price of $.20 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------

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

                                    DATE: May 20, 2003
                                    ---------------------

                                       6

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

                                  /s/ Jerry I. Jacobson
May 20, 2003                      Jerry I. Jacobson, Chief Executive Officer
                                  and Principal Financial Officer