Form 10QSB
period 2003-06-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2003-08-18
CIK 1089393

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Quarterly period ended June 30, 2003

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

      Class                                   August 15, 2003
     -------                                 -----------------

Common stock, $ 0.001 par value                  80,583,475

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

ITEM I - Unaudited Financial Statements......................................F-1

     Balance Sheet as of June 30, 2003 (Unaudited) ..........................F-2

     Statements of Operations for the Six Months and the Three Months
     Ended June 30, 2003 and 2002 (Unaudited)................................F-3

     Statements of Cash Flows for the Six Months Ended June 30, 2003
     and 2002 (Unaudited)...................................................F4-5

     Notes to Financial Statements (Unaudited).............................F6-13

ITEM 2 - Management's Discussion and Analysis or Plan of Operation...........3-5

ITEM 3 - Controls and Procedures ..............................................6

PART II - OTHER INFORMATION

                          PART I. Financial Information

ITEM 1.  Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.
It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

        The results of operations for the three and six month period ended June
30, 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                     JACOBSON RESONANCE ENTERPRISES, INC
                                  BALANCE SHEET
                                   (Unaudited)

                                                                      June 30,
                                                                        2003
                                                                    ------------
                                     ASSETS

Property, plant and equipment - net                                      12,686

Other assets:
    Deferred financing costs - net                                        1,206
    Deposits                                                              1,395
                                                                    ------------
      Total Other Assets                                                  2,601
                                                                    ------------
TOTAL ASSETS                                                           $ 15,287
                                                                    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Notes payable                                                     $ 245,000
    Accounts payable                                                    462,422
    Accrued expenses                                                    224,125
    Litigation settlement payable                                       995,000
    Deposits on common stock to be issued                                63,500
    Due to related party                                                 47,788
    Due to officer/shareholder                                          164,550
    Deferred income                                                      16,667
                                                                    ------------
       Total Current Liabilities                                      2,219,052

Long -Term Debt:
    Debentures payable, face value of $25,000
       (Net of beneficial conversion feature
        and costs of $4,812)                                             20,188
    Deferred income                                                       4,166
                                                                    ------------

      Total Long-Term Debt                                               24,354
                                                                    ------------
       Total Liabilities                                              2,243,406
                                                                    ------------
Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock $.001 par value - authorized
       5,000,000 shares;  outstanding 30,000 shares                          30
    Common stock $.001 par value - authorized
       300,000,000 shares; outstanding 74,170,657 shares                 74,171
    Additional paid in capital                                       10,452,092
    Deficit                                                         (12,753,012)
                                                                    ------------
                                                                     (2,226,719)
Common stock in treasury, at cost (600,000 shares)                         (600)
Subscriptions receivable                                                   (800)
                                                                    ------------
       Total Stockholders' Deficiency                                (2,228,119)
                                                                    ------------
       Total Liabilities and Stockholders' Deficiency                  $ 15,287
                                                                    ============

                            See accompanying notes.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Six Months Ended             Three Months Ended
                                             June 30,                      June 30,
                                         2003         2002            2003          2002
                                    -----------  -----------      ------------   -----------
Revenue                             $   57,672   $   68,785       $    4,167     $   11,384
                                    -----------  -----------      ------------   -----------
Costs and expenses:
    General and administrative         299,894      787,852          102,197        327,342
    Research and development                -        60,042               -          17,520
                                    -----------  -----------      ------------   -----------
       Total Operating Expenses        299,894      847,894          102,197        344,862
                                    -----------  -----------      ------------   -----------
    Loss from operations              (242,222)    (779,109)         (98,030)      (333,478)

Other (expense):
    Interest expense                   (30,540)     (99,195)         (18,215)       (40,598)
                                    -----------  -----------      -----------    -----------
Net loss                            $ (272,762)  $ (878,304)      $ (116,245)    $ (374,076)
                                    ===========  ===========      ===========    ===========
Loss per common share - basic       $       -    $    (0.01)      $       -      $    (0.01)
                                    ===========  ===========      ===========    ===========
Loss per common share - diluted     $       -    $    (0.01)      $       -      $    (0.01)
                                    ===========  ===========      ===========    ===========
Weighted average number of
 common shares outstanding - basic
 and diluted                        73,567,095   59,317,238       73,928,465     61,013,845
                                    ===========  ===========      ===========    ===========

                            See accompanying notes.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                            Six Months Ended
                                                                 June 30,
                                                           2003          2002
                                                        -----------  -----------
Cash flows from operating activities:
     Net loss                                           $ (272,762)  $ (878,304)
     Adjustments to reconcile net loss to
      net cash flows used in operating:
     Depreciation                                            1,616       19,830
     Amortization of debt discount                           2,850       21,923
     Charge to operations of amounts due
       from officer/shareholder                                 -        50,000
     Fair value of common stock issued
       for services                                             -       176,704
     Fair value of common stock issued
       for interest expense                                 20,925       69,103
     Fair value of options issued                               -        25,739
     Fair value of common stock issued
       for financing costs                                      -        29,170
     Non- cash non-employee stock-based
       compensation                                         65,350           -
     Non-cash interest expense
     Other non-cash items
Changes in operating assets and liabilities                 75,191      141,140
                                                        -----------  -----------
Net Cash Used in Operating Activities                     (106,830)    (344,695)
                                                        -----------  -----------
Cash flow from financing activities:
     Payment of note payable                                    -       (25,000)
     Proceeds from issuance of debentures                       -        90,000
     Financing costs                                            -
     Proceeds from common stock to be issued                71,000       60,420
     Proceeds from issuance of common
       stock                                                11,650      100,725
     Proceeds from officer/stockholder                          -       118,550
     Proceeds from note payable                             20,000           -
                                                        -----------  -----------
Net Cash Provided by Financing Activities                  102,650      344,695
                                                        -----------  -----------

                            See accompanying notes.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                           2003           2002
                                                        -----------  -----------
Net Increase (decrease) in Cash and
   Cash Equivalents                                         (4,180)          -
Cash and Cash Equivalents-Beginning
   of Period                                                 4,180           -
                                                        -----------  -----------
Cash and Cash Equivalents-End of of Period              $       -    $       -
                                                        ===========  ===========
Noncash Investing and Financing Activities

Issuance of common stock paid in advance                $   71,000   $       -
                                                        ===========  ===========
Issuance of common stock for services                   $   65,350   $   71,148
                                                        ===========  ===========
Issuance of common stock for financing costs            $       -    $   29,170
                                                        ===========  ===========
Issuance of common stock as discount on debentures      $       -    $   17,940
                                                        ===========  ===========
Changes in operating assets and liabilities
    Receivable                                          $       -    $   (6,414)
    Prepaid expenses and other                              51,390       35,548
    Accounts payable and accrued expenses                   38,031      117,006
    Due to related party                                   (35,063)          -
    Litigation settlement payable                               -        (5,000)
    Deferred income                                         20,833            -
                                                        -----------  -----------
                                                        $   75,191   $  141,140
                                                        ===========  ===========

                            See accompanying notes.

                       JACOBSON RESONANCE ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION
     ------------

Jacobson Resonance Enterprises, Inc (the "Company") is a bio-tech and bio-medical enterprise involved in the development of resonance and electro-magnetic equipment, processes and applications. Applications for the use of resonance technology in the medical, veterinary medicine, food, agricultural, recreational, pharmaceutical, and environmental industries are currently being pursued.

On January 10, 2001, Jacobson received the CE-Mark by the Health Authorities of the European Union in conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of Jacobson resonators throughout the nation members of the European Union. This approval covers the broad spectrum of chronic pain caused by arthrosis of the knee. In addition, full approval and clearance for manufacturing of all model resonators have been received by the
Spanish Ministry of Spain under the same CE-Mark license.

On November 27, 2000 Jacobson received notification of licensing rights from the
Therapeutic Products Section of the Canadian Ministry of Health (Health Canada)
for commercialization and use of the Jacobson Resonators in Canada. The license indication covers the reduction of pain associated with arthritic conditions.
The Company received royalties from its foreign licensees and commenced sales of its resonator models.

2.   BASIS OF PRESENTATION
     ---------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the
Company has incurred losses of $1,507,342 and $1,813,071 for the years ended
December 31, 2002 and 2001 and $12,480,251 since its inception in 1996 and has continued to incur losses and negative cash flows from operations through June
30, 2003. As of June 30, 2003, the Company has a working capital deficit of approximately $2,219,000 million. The Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the
Company's products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

Based on the Company's current plans of licensing the distribution of its portable, battery powered, resonators worldwide (except in the United States of
America), distribution of its medical resonators in Europe, establishing clinics outside the United States and raising needed cash, the Company believes it will have sufficient cash to fund its operations through fiscal 2003. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets from the outcome of this uncertainty.

3.       REVENUE RECOGNITION
         -------------------

Revenues from royalties are recognized when they are earned. Revenue from sale of resonance equipment is recorded when the equipment is shipped to customers and title has passed. License fee revenue is recognized over the life of the agreement.

4.       LOSS PER COMMON SHARE
         ---------------------

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options, warrants, and convertible preferred.

5.       STOCK BASED COMPENSATION
         ------------------------

The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered.

6.       NOTES PAYABLE
         -------------

In the second and third quarters of 2001, the Company received $250,000 from the proceeds of several promissory notes authorized April 2, 2001. Each of these notes were for a term of 60 days and bear interest at a rate of 5% per annum.
Per an April 10, 2001 amendment these notes are convertible into common stock of the Company. In February 2002, $25,000 of these notes were repaid. At June 30,
2003, the Company was in default on the balance of these notes.

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

As of June 30, 2003, the Company had received $8,150 for 815,000 of common stock. The Company issued 260,000 shares in 2001 and 555,000 shares in 2002 to satisfy the defaults.

The Company recorded interest expense of $20,925 and $68,953 for the six months ended June 30, 2003 and 2002, respectively for the difference between the fair market value of the Company's common stock and the exercise price of $.01 per common share for any shares that the note holders have a right to receive.

The Company also received a 60 day note from a stockholder on April 4, 2003, in the amount of $20,000. The Company is required to issue 75,000 shares of the
Company common stock in connection with the loan. At June 30, 2003, the Company was in default on this note. The shares have not been issued. Interest expense in the amount of $4,500 has been accrued as the value of these shares and is included in the statement of operations for the six months ended June 30, 2003.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

7.       CONVERTIBLE DEBENTURES
         ----------------------

In September 2002, the Company issued $25,000 in convertible debentures (as part of a funding agreement with Techinvest) due September 3, 2005. In connection with the debentures aggregating $25,000, the Company incurred costs of $2,518.
The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $2,850 and $1,425 of amortization of debt discount for the six and three months ended June 30, 2003.

The fair value of the debentures approximates the face, based on rates and terms available to the Company for similar debt.

8.       DUE TO RELATED PARTY
         --------------------

The Company receives royalties from an entity owned by a Director. For the six months ended June 30, 2003 and 2002 the Company received royalties from the related party of approximately $54,000 and $-0-, which represented 100% and 0%
of revenues, respectively. As of June 30, 2003, the Company owed the related party $47,788.

9.       STOCK OPTION PLAN
         -----------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123".
SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and June 30, 2003.

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
For all the periods presented all of options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The Board of Directors has granted 19,447,500 options to eligible persons under these plans, of which options to purchase 16,782,500 shares were outstanding as of June 30, 2003. The right to exercise the options vests annually as follows:

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

                       Three Months Ended                   Six Months Ended
                            June 30,                            June 30,
                            --------                            --------
                     2003              2002                2003          2002
                 -----------       -----------         -----------   ----------
NET LOSS:
   As reported   $ (116,245)       $ (374,076)         $ (272,762)   $ (878,304)

   Proforma        (116,245)         (374,076)           (272,762)     (878,304)

BASIC AND DILUTED
 LOSS PER SHARE:
   As reported   $       -         $    (0.01)         $       -     $    (0.01)

   Proforma      $       -         $    (0.01)         $       -     $    (0.01)

10.      STOCKHOLDERS' DEFICIENCY
         ------------------------

During the six months ended June 30, 2002, the Company entered into a private sale of 1,008,333 shares of common stock at $.04 to $.16 per share, an aggregate of $100,725 (of which $15,000 was received in 2001). In connection with the private sales, the Company issued warrants to purchase 905,000 shares of common stock of the Company at $.18 - $.40 per share (valued at $250,000) which are issue costs netted against the funds received from the private sales. The warrants are exercisable for a period of 18-24 months from the date of issuance.

During the six months ended June 30, 2002, the Company issued 1,680,053 shares of common stock for services of $175,024 (valued at $0.35 and $0.65 per share)
which is included in general and administrative expenses in the Company's statement of operations for the six months ended June 30, 2002.

Pursuant to continuing agreement for product endorsements on March 21, 2002 the
Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share) of accrued liabilities at December 31, 2001.

The Company was required to issue 30,000 shares of common stock due at December
31, 2001 pursuant to provisions of a bridge loan. An additional 270,000 shares of common stock were issued during the six months ended June 30, 2002 relating to 2002 transactions. The Company recorded $45,623 of interest expense for the six months ended June 30, 2002 in connection with the transactions. See Note 6.

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

During the six months ended June 30, 2002, pursuant to a consulting agreement, a warrant holder exercised the cashless exercise provision of options to acquire
350,000 shares of common stock which resulted in the holder receiving 128,948 shares of common stock.

During the six months ended June 30, 2003, the Company issued 1,685,000 shares of common stock for services of $65,350 (valued at $.001 to $.06 per share)
which is included in general and administrative expenses in the Company's statement of operations for the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company entered into a private sales of 815,000 shares of common stock at $.01 to $.014 per share, aggregate of
$11,650. In connection with the private sales, the Company issued warrants to purchase 200,000 shares of common stock of the Company at $.20 per share (valued at $4,624) which are issue costs netted against the funds received from the private sales. The warrants are exercisable for 24-months from the date of issuance.

During the six months ended June 30, 2003, the Company issued 1,500,000 shares of the Company's common stock for funds received ($22,000) in 2002.

11.      Letter of Intent
         ----------------

On May 14, 2003, the Company entered into letter of intent with Tekron, Inc., concerning proposed financing for the Company and a license agreement to market next-generation medical care devices and technologies commencing with China and
Africa. This letter of intent expired and is no longer in effect.

12.  License Agreement
     -----------------

In April 2003, the Company entered into a license agreement with P.E.R., Inc.
("Licensee") for a period of six years. Royalties shall be paid by licensee at
$30 per portable unit priced to $499 plus 10% of the gross profit of licensee.
All units above $500 and all add-on and replacement parts will inure a 15%
royalty of the gross profit.

In addition, there is an initial license payment for $100,000 to be received by the Company in consideration in granting the license. As of June 30, 2003,
$25,000 has been received with the remaining balance due no later than October
4, 2003. For the six and three month period ended June 30, 2003 the Company recorded $4,167 of license fee revenue.

13.  Accounting Pronouncements
     -------------------------

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on
Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that adopting this Statement will not have a material effect on the Company's results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others, and interpretation of FASB
Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN
45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal yea r end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after
December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150
establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e. those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period after June 15, 2003.
Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on the Company's financial statements.

14       SUBSEQUENT EVENT
         ----------------

On August 12, 2003, the Company entered into a consulting services agreement with Eastern Consulting Corporation for a period of one year. Compensation for the services is $350,000 and will be paid with 144 restricted shares of the
Company's common stock.

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

We have incurred losses of approximately $1,507,000 for the year ended December
31, 2002, and of approximately $273,000 for the six months ended June 30, 2003.
Of those amounts, approximately $213,000 and $65,000, respectively, represent the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

Three Months Ended June 30, 2003, compared to Three Months Ended June 30, 2002

The net loss decreased by approximately $258,000 from approximately $374,000 in
2002 to approximately $116,000 for the three months ended June 30, 2003.

The items of significant decrease in the three months ended June 30, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $327,000 in 2002 to approximately
$102,000 for the three months ended June 30, 2003, and a decrease in net interest expense from approximately $41,000 in 2002 to approximately $18,000 for the three months ended June 30, 2003.

During 2003 interest expense was approximately $18,000 compared to interest expense of approximately $41,000 for the three months ended June 30, 2002. The decrease was due to reduced value of our common stock issued in payment of interest on our borrowings.

We did not incur costs for research and development in the three months ended,
June 30, 2003. These costs were approximately $17,000 for the three months ended June 30, 2002.

General and administrative expenses decreased by approximately $225,000 in 2003 from 2002, primarily due to reduced compensation costs.

Six Months Ended June 30, 2003, compared to Six Months Ended June 30, 2002

The net loss decreased from approximately $878,000 in 2002 to approximately
$272,000 for the six months ended June 30, 2003.

The items of significant decrease in the six months ended June 30, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $788,000 in 2002 to approximately
$300,000 for the six months ended June 30, 2003, and a decrease in interest expense from approximately $99,000 in 2002 to approximately
$30,000 for the six months ended June 30, 2003.

We did not incur costs for research and development in the six months ended,
June 30, 2003.These costs were approximately $60,000 for the six months ended June 30, 2002.

During 2003 interest expense was approximately $30,000 (including amortization of $4,750 of debt costs) compared to interest expense of approximately
$99,000 for the six months ended June 30, 2002. The decrease was due to reduced value of our common stock issued in payment of interest on our borrowings.

General and administrative expenses decreased approximately $488,000 in 2003 from 2002. Professional fees decreased by approximately $122,000 due to reduced transactional costs of legal and accounting. Compensation decreased by approximately $260,000. Other operating costs decreased by approximately
$106,000. Compensation decreased due to reductions in the number of full-time employees, stock issued to employees and loans charged to compensation.

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

Liquidity and Capital Resources as of June 30, 2003

Through December 31, 2002, we received approximately $177,000, from the sale of securities and $125,000 from the proceeds of several notes payable, and in the six months ended June 30, 2003, we received approximately $12,000 from the sale of securities and the proceeds of a note payable. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

In April 2001, we entered into a consulting agreement with Regulatory Insight,
Inc., of Lakewood, Colorado for healthcare consulting services.

Note 6 of the financial statements refers to the fact that we received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. Note 5 reflects that we are in default. Management and the parties mutually understood that the 60 days term would not be met prior to execution of the notes. Although management agrees that the payment is late, management maintains the default is only technical since the contemplated late penalty provision entitles us to a roll over extension provision and entitles the holders to receive options to purchase shares of our common stock. Both parties have agreed upon entering this note that the roll over provision would be used. Note 6 also refers to the fact that we issued a 60 day note to a stockholder on April 4, 2003, in the amount of $20,000, to evidence a loan to us in that amount. We are required to issue 75,000 shares of the Company's common stock in connection with the loan. At June 30, 2003, the Company was in default on this note. The shares have not been issued. Interest expense in the amount of
$4,500 has been accrued as the value of these shares and is included in the statement of operations for the six months ended June 30, 2003.

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

                           PART II. Other Information.

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
------------------ ---------------------------------- ----------------- ---------------- ---------------------
4/04/03            $20,000 principal amount of        Private Investor        NA         $20,000/NA
                   Notes due in 60 days
------------------ ---------------------------------- ----------------- ---------------- ---------------------
4/17/03            250,000 shares of Common Stock     Private Investors       NA         $.01/NA
                   and two-year warrants to
                   purchase 125,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
4/19/03            50,000 shares of Common Stock     Private Investor         NA         $.01/NA
                   and two-year warrants to
                   purchase 25,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------

5/12/03            500,000 shares of Common Stock     Private Investor        NA           $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ----------------  ---------------------

5/13/03            500,000 shares of Common Stock     Private Investor        NA             $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ----------------   ---------------------
5/20/03            1,000,000 shares of Common Stock     Private Investor       NA            $.01/NA
                   and two-year warrants to
                   purchase 500,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ----------------  --------------------
5/21/03            100,000 shares of Common Stock     Private Investor         NA             $.01/NA
                   and two-year warrants to
                   purchase 50,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ----------------   -------------------
5/23/03            500,000 shares of Common Stock     Private Investor         NA             $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- --------------------
5/27/03            500,000 shares of Common Stock     Private Investor         NA             $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------
5/27/03            500,000 shares of Common Stock     Private Investors        NA            $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------
5/30/03            500,000 shares of Common Stock     Private Investors        NA            $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------
6/10/03            100,000 shares of Common Stock     Private Investors        NA            $.01/NA
                   and two-year warrants to
                   purchase 50,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------
6/10/03            100,000 shares of Common Stock     Private Investors        NA            $.01/NA
                   and two-year warrants to
                   purchase 50,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------

6/16/03            500,000 shares of Common Stock     Private Investors        NA            $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------
6/25/03            300,000 shares of Common Stock     Private Investors        NA            $.01/NA
                   and two-year warrants to
                   purchase 150,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- -----------------   ---------------- ---------------------

ITEM 5. Other Information.

On May 14, 2003, the Company entered into letter of intent with Tekron, Inc. , concerning financing for the Company and a proposed license agreement to market next-generation medical care devices and technologies in China and Africa.. This letter of intent expired and is no longer in effect.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31-- Certification of Dr. Jerry I. Jacobson, filed herewith.

32-- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

On April 10, 2003, the Company filed a current report on Form 8-K with regard to a change in the Company's certifying accountants (Item 4).

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

                                    DATE: August 18, 2003
                                    ---------------------