Form 10QSB
period 2003-09-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2003-11-14
CIK 1089393

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Quarterly period ended September 30, 2003

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

      Class                                   November 10, 2003
     -------                                 -----------------
Common stock, $ 0.001 par value                  145,183,475

                      JACOBSON RESONANCE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

ITEM I - Unaudited Financial Statements......................................F-1

     Balance Sheet as of September 30, 2003 (Unaudited) .....................F-2

     Statements of Operations for the Nine Months and the Three Months Ended
     September 30, 2003, and the Nine Months and the Three Months Ended
     September 30, 2002 (Unaudited)..........................................F-3

     Statements of Cash Flows for the Nine Months Ended September 30, 2003
     and 2002 (Unaudited)...................................................F4-5

     Notes to Financial Statements (Unaudited).............................F6-12

ITEM 2 - Management's Discussion and Analysis or Plan of Operation.............3

ITEM 3 - Controls and Procedures ..............................................6

PART II - OTHER INFORMATION

EXHIBITS:

         10.10--  Agreement, dated August 26, 2003, between Jacobson Resonance
                  Enterprises, Inc. and CSB5 Management Company Limited.

         31--     Certification of Dr. Jerry I. Jacobson.

         32--     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The results of operations for the three and nine month periods ended September
30, 2003 and 2002 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                      JACOBSON RESONANCE ENTERPRISES, INC
                                  BALANCE SHEET
                                   (Unaudited)

                                                         September 30,
                                                             2003
                                                   -------------------------
                                     ASSETS

Current assets:
     Cash                                                $  39,835
     Prepaid expenses                                      315,888
                                                   -------------------------
     Total Current Assets                                  355,723
                                                   -------------------------
Property, plant and equipment - net                         11,878
                                                   -------------------------
Other assets:
     Deferred financing costs - net                            813
     Deposits                                                1,395
                                                  -------------------------
       Total Other Assets                                    2,208
                                                  -------------------------
TOTAL ASSETS                                             $  369,809
                                                  =========================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Notes payable                                       $  31,000
     Accounts payable                                      455,268
     Accrued expenses                                      219,581
     Litigation settlement payable                         995,000
     Deposit on common stock to be issued                    7,500
     Deposit on preferred stock to be issued               102,500
     Due to related party                                   66,654
     Due to officer/shareholder                            164,550
     Deferred income                                        16,666
                                                  -------------------------
        Total Current Liabilities                        2,058,719

Long -Term Debt:
     Debentures payable, face value of $25,000
        (Net of beneficial conversion feature
         and costs of $4,470)                               21,220
                                                  -------------------------
        Total Liabilities                                 2,079,939
                                                  -------------------------
Commitments and Contingencies

Stockholders' Deficiency:
     Preferred stock $.001 par value - authorized

        5,000,000 shares;  outstanding 30,000 shares             30
     Common stock $.001 par value - authorized
        300,000,000 shares; outstanding 145,170,657
        shares                                              145,171
     Additional paid in capital                          11,096,786
     Deficit                                            (12,951,517)
                                                  -------------------------
                                                         (1,709,530)

Common stock in treasury, at cost (600,000 shares)             (600)
                                                  -------------------------
        Total Stockholders' Deficiency                   (1,710,130)
                                                  -------------------------
        Total Liabilities and Stockholders' Deficiency $    369,809
                                                  =========================
                       See Notes to Financial Statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Nine Months Ended                               Three Months Ended
                                                          September 30,                                    September 30,
                                                  2003                   2002                      2003                       2002
                                         ---------------------   ---------------------    -------------------   --------------------
Revenue                                       $  45,974              $ 108,600              $  (11,698)                  $ 39,815
                                         ---------------------   ---------------------    -------------------   --------------------
Costs and expenses:

             General and administrative         474,273               1,236,099                174,379                    448,247
               Research and development               -                  58,348                      -                     (1,694)
                                         ---------------------   ---------------------    -------------------   --------------------
               Total Operating Expenses         474,273               1,294,447                174,379                    446,553
                                         ---------------------   ---------------------    -------------------   --------------------
                   Loss from operations        (428,299)             (1,185,847)              (186,077)                  (406,738)

                Other income (expense):
                       Interest expense         (42,966)               (235,846)               (12,426)                  (136,651)
                                        ---------------------   ---------------------    -------------------   --------------------
                               Net loss      $ (471,265)            $(1,421,693)            $ (198,503)              $   (543,389)
                                        =====================   =====================    ===================   ====================
          Loss per common share - basic      $        -             $     (0.02)            $        -               $      (0.01)
                                        =====================   =====================    ===================   ====================
        Loss per common share - diluted      $        -             $     (0.02)            $        -               $      (0.01)
                                        =====================   =====================    ===================   ====================
Weighted average number of
 common shares outstanding -
 Basic and diluted                           82,813,789               61,325,805            102,003,809                 64,097,007
                                        =====================   =====================    ===================   ====================

                       See Notes to Financial Statements.

                                       JACOBSON RESONANCE ENTERPRISES, INC.
                                             STATEMENT OF CASH FLOWS
                                                (Unaudited)
                                                                            Nine Months Ended
                                                                              September 30,
                                                                     2003                      2002
                                                             ----------------------    ----------------------
Cash flows from operating activities:
      Net loss                                                $    (471,265)        $     (1,421,693)
      Adjustments to reconcile net loss to
      net cash flows used in operating:
         Depreciation                                                2,424                    29,746
         Amortization of debt discount                               4,275                    28,127
         Impairment loss                                               -                      83,000
         Charge to operations of amounts due
         from officer/shareholder                                      -                      50,000
         Fair value of common stock issued
         for services                                               109,100                   178,441
         Fair value of common stock issued
         for interest expense                                       10,350                    115,695
         Fair value of options issued                                                         27,325
         Fair value of common stock issued
         for financing costs                                           -                      29,170
         Beneficial conversion features                                -                      41,250
         Write off of deferred offerings cost                          -                      75,250
         Non-cash interest expense                                     -                     (41,250)
         Other non-cash items                                                                 98,757
Changes in operating assets and liabilities                         155,121                   211,609
                                                             ----------------------    ----------------------
Net Cash Used in Operating Activities                              (189,995)                 (494,573)
                                                             ----------------------    ----------------------
Cash flow from financing activities:
      Payment of note payable                                          -                     (25,000)
      Due to related party                                             -                      77,831
      Proceeds from issuance of debentures                             -                      125,000
      Financing costs                                                  -                     (12,518)
      Proceeds from common stock to be issued                       102,500                   113,225
      Proceeds from issuance of common
      stock                                                         92,150                    61,435
      Proceeds from officer/stockholder                                -                      154,600
      Proceeds from note payable                                    31,000                       -
                                                             ----------------------    ----------------------
Net Cash Provided by Financing Activities                           225,650                   494,573
                                                             ----------------------    ----------------------

                       See Notes to Financial Statements.

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             2003                  2002
                                                                      ------------------    ----------------

Net Increase in Cash and
           Cash Equivalents                                              35,655                    -
Cash and Cash Equivalents-Beginning
           of Period                                                      4,180                    -
                                                                      ------------------    ----------------
Cash and Cash Equivalents-End of of Period                              $ 39,835           $       -
                                                                      ==================    ================
Noncash Investing and Financing Activities:

Issuance of common stock paid in advance                                $ 22,000           $   56,775
                                                                      ==================    ================
Subscriptions receivable for issuance of stock                          $      -           $      950
                                                                      ==================    ================
Issuance of common stock for conversion of
           debentures                                                   $225,000           $  163,182
                                                                      ==================    ================
Issuance of common stock for services                                   $415,350           $   71,148
                                                                      ==================    ================
Issuance of common stock for financing costs                            $      -           $   47,110
                                                                      ==================    ================
Issuance of common stock as discount
           on debentures                                                $      -           $   26,190
                                                                      ==================    ================
Changes in operating assets and liabilities
           Decrease in accounts receivable                              $      -           $    4,786
           Decrease in prepaid expenses and other                         32,200               40,125
           Increase in accounts payable and accrued expenses             122,452               171,698
           Decrease in due to related party                             (16,197)                     -
           Decrease in litigation settlement payable                           -                (5,000)
           Increase in deferred income                                    16,666                     -
                                                                      ------------------    ----------------
                                                                      $  155,121             $  211,609
                                                                      ==================    ================

                       See Notes to Financial Statements.

                       JACOBSON RESONANCE ENTERPRISES, INC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION

Jacobson Resonance Enterprises, Inc (the "Company") is a bio-tech and bio-medical enterprise involved in the development of resonance and electro-magnetic equipment, processes and applications. Applications for the use of resonance technology in the medical, veterinary medicine, food, agricultural, recreational, pharmaceutical, and environmental industries are currently being pursued.

On January 10, 2001, a subsidiary of Jacobson's licensee, Serrato Enterprises
LLC, received the CE-Mark by the Health Authorities of the European Union in
conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of Jacobson resonators throughout the nation members of the European Union. This approval covers the broad spectrum of chronic pain caused by arthrosis of the knee. In addition, full approval and clearance for manufacturing of all model resonators have been received by the Spanish Ministry of Spain under the same CE-Mark license.

On November 27, 2000, Jacobson's licensee, Bio Resonance Technology, Inc., received notification of licensing rights from from the Therapeutic Products
Section of the Canadian Ministry of Health (Health Canada) for commercialization and use of the Jacobson Resonators in Canada. The license indication covers the reduction of pain associated with arthritic conditions. The Company received royalties from its foreign licensees and commenced sales of its resonator models.

2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the
Company has incurred losses of $1,507,342 and $1,813,071 for the years ended
December 31, 2002 and 2001 and $12,954,812 since its inception in 1996 and has continued to incur losses and negative cash flows from operations through
September 30, 2003. As of September 30, 2003, the Company has a working capital deficit of approximately $1,725,000. The Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the
Company's products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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
Per an April 10, 2001 amendment these notes are convertible into common stock of the Company. In February 2002, $25,000 of these notes were repaid. On August 28,
2003, the notes payable were assumed by Investment Management, Inc. in exchange for 47,250,000 restricted shares of the Company's common stock. In the event of default by Investment Management, Inc. the Company guarantees to fulfill the obligation. In addition, on August 29, 2003 the Company issued 2,250,000 shares of its common stock to the former noteholders for interest that was owed in the amount of $53,196, as of that date.

Under the original terms of the notes, in the event of default, the note holder had the option to purchase 10,000 shares of the Company's common stock for $100 for each $25,000 of outstanding debt. Additionally, the notes stated that the note holders could continue to purchase common stock in the Company at a rate of
5,000 shares of common stock for $50 for each $25,000 of outstanding debt for each 30 day period until the notes were paid in full.

As of September 30, 2003, the Company had received $8,150 for 815,000 shares of common stock. The Company issued 260,000 shares in 2001 and 555,000 shares in
2002 to satisfy the defaults.

The Company recorded interest expense of $13,950 and $83,321 for the nine months ended September 30, 2003 and 2002, respectively for the difference between the fair market value of the Company's common stock and the exercise price of $.01 per common share for any shares that the note holders have a right to receive.
As of August 28, 2003, the Company was no longer in default on these notes.

The Company received $20,000 on April 4, 2003 and $11,000 on August 28, 2003 and
issued two 60 day notes to a shareholder. The Company is required to issue
42,000 and 75,000 shares per month of the Company's common stock in connection with the loans, respectively. As of this date, the Company was in default on these notes and the entire balance is due and payable in full. The shares have not been issued to the noteholder. Interest expense in the amount of $20,520 and
$11,520 has been accrued on the value of these unissued shares and is included in the statement of operations for the nine and three months ended September 30,
2003, respectively.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

7.       CONVERTIBLE DEBENTURES

In September 2002, the Company issued $25,000 in convertible debentures (as part of a funding agreement with Techinvest, Inc.) due September 3, 2005. In connection with the debentures aggregating $25,000, the Company incurred costs of $2,518. The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $4,275 and $1,425 of amortization of debt discount for the nine and three months ended September 30,
2003.

The fair value of the debentures approximates the face, based on rates and terms available to the Company for similar debt.

8.       ACCRUED EXPENSES

Accrued expenses consist of the following:

                                          September 30, 2003
                                          ------------------
Professional fees                              $ 111,941
Interest                                          32,318
Insurance                                         20,913
Payroll                                           39,500
Payroll taxes                                     14,509
                                            ------------
                                               $ 219,181
                                            ============

9.       DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a Director. For the nine months ended September 30, 2003 and 2002 the Company received royalties from the related party of approximately $34,650 and $10,000, which represented 76% and 9%
of revenues, respectively. As of September 30, 2003, the Company owed the related party $66,654. During 2003, the entity had to accept returned goods from one of its customers and accordingly, the Company had to refund royalties previously earned by approximately $25,000 in 2003 and $101,000 in 2002.

10.      STOCK OPTION PLAN

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123".
SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and September 30, 2003.

In November 1998, the Company's board of directors approved the 1998 Stock
Option Plan (the "Plan"). The Plan authorizes the granting of both incentive stock options and nonstatutory stock options up to a total of 10,000,000 shares.
The Company's board of directors also approved the 2001 Stock Option Plan. The provisions under this plan are similar to the 1998 Plan except that the 2001
Plan authorizes the granting of both incentive stock options and nonstatutory stock options up to a total of 25,000,000 shares. The option price for nonstatutory stock options may be less than, equal to, or greater than the market price on the date the option is granted, whereas for incentive stock options, the price will be a least 100% of the fair market value. Compensation expense, representing the difference between the exercise price and the fair market

price at date of grant, is recognized over the vesting or service period. For all the periods presented all of options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The
Board of Directors has granted 19,447,500 options to eligible persons under these plans, of which options to purchase 16,747,500 shares were outstanding as of September 30, 2003. The right to exercise the options vests annually as follows:

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

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                                     2003              2002                 2003              2002

Net loss:
As reported                        $ (201,798)       $ (543,389)         $ (474,560)      $(1,421,693)
                                  -------------      -----------         -----------     -------------

Proforma                             (201,798)         (543,389)           (474,560)       (1,421,693)
                                  -------------      -----------         -----------     -------------
Basic and diluted loss per share:
As reported                               $ -           $ (0.01)                $ -           $ (0.02)
                                  -------------      -----------         -----------     -------------
Proforma                                  $ -           $ (0.01)                $ -           $ (0.02)
                                  -------------      -----------         -----------     -------------

11.      STOCKHOLDERS' DEFICIENCY

During the nine months ended  September 30, 2003, the Company issued  14,430,000 shares of common  stock for  services of  $415,330  (valued at $.001 to $.06 per share) which is included in general and administrative expenses in the Company's statement of operations for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company entered into a private sales of 10,065,000 shares of common stock at $.01 to $.014 per share, aggregate of $114,150. In connection with the private sales, the Company issued warrants to purchase 4,875,000 shares of common stock of the Company at $.05 to
$.20 per share (valued at $14,374) which are issue costs netted against the funds received from the private sales. The warrants are exercisable for
24-months from the date of issuance.

During the nine months ended September 30, 2003, the Company issued 1,500,000 shares of the Company's common stock for funds received ($22,000) in 2002.

During the nine months ended September 30, 2002, the Company entered into a private sale of 1,008,333 shares of common stock at $.04 to $.16 per share, an aggregate of $100,725 (of which $15,000 was received in 2001). In connection with the private sales, the Company issued warrants to purchase 905,000 shares of common stock of the Company at $.18 - $.40 per share (valued at $250,000)
which are issue costs netted against the funds received from the private sales.
The warrants are exercisable for a period of 18-24 months from the date of issuance.

During the nine months ended September 30, 2002, the Company issued 1,680,053 shares of common stock for services of $175,024 (valued at $0.35 and $0.65 per share) which is included in general and administrative expenses in the Company's statement of operations for the nine months ended September 30, 2002.

Pursuant to continuing agreement for product endorsements on March 21, 2002 the
Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share) of accrued liabilities at December 31, 2001.

The Company was required to issue 30,000 shares of common stock due at December
31, 2001 pursuant to provisions of a bridge loan. An additional 525,000 shares of common stock were issued during the nine months ended September 30, 2002 relating to 2002 transactions. The Company recorded $83,321 of interest expense for the nine months ended September 30, 2002 in connection with the transactions. See Note 6.

In connection with the Tecinvest funding the Company issued 336,500 shares of common stock (valued at $47,110) for services relating to 2001 and 2002 funding transactions. The fair value of the shares of common stock issued for 2001 and
2002 fundings are being amortized over the period the debt is outstanding.

In June, 2002, pursuant to a consulting agreement, a warrant holder exercised the cashless exercise provision of options to acquire 350,000 shares of common stock which resulted in the holder receiving 128,948 shares of common stock.

12.      Letter of Intent

On May 14, 2003, the Company entered into letter of intent with Tekron, Inc., concerning proposed financing for the Company and a license agreement to market next-generation medical care devices and technologies commencing with China and
Africa. This letter of intent expired and is no longer in effect.

13.  License Agreement

In April 2003, the Company entered into a license agreement with P.E.R., Inc.
("Licensee") for a period of six years. Royalties shall be paid by licensee at
$30 per portable unit priced to $499 plus 10% of the gross profit of licensee.
All units above $500 and all add-on and replacement parts will inure a 15%
royalty of the gross profit. No revenue has been received as of September 30,
2003.

In addition, there is an initial license payment for $100,000 to be received by the Company in consideration in granting the license. As of September 30, 2003,
$25,000 has been received with the remaining balance due no later than April 4,
2004. For the nine and three month period ended September 30, 2003 the Company recorded $11,334 and $4,167 of license fee revenue. respectively.

14.  Consulting Agreement

On August 12, 2003, the Company entered into a consulting services agreement with Med Visor Financial Group Inc. for a period of one year. Compensation for the services is $350,000 and will be paid with 12,750,000 shares of restricted shares of the Company's common stock of which $43,750 is included in general administrative expenses in the Company's Statement of Operations for the nine months ended September 30, 2003.

15.  Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others, and interpretation of FASB
Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN
45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in this interpretation are effect for financial statements of interim or annual periods ending after
December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

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
Management believes adopting this statement will not have a material effect on the statement of operations or financial position.

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

We have incurred losses of approximately $1,507,000 for the year ended December
31, 2002, and of approximately $471,000 for the nine months ended September 30,
2003. Of those amounts, approximately $213,000 and $119,000 respectively, represent the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

Three Months Ended September 30, 2003, compared to Three Months Ended September
30, 2002

The net loss decreased by approximately $344,000 from approximately $543,000 in
2002 to approximately $199,000 for the three months ended September 30, 2003.

The items of significant decrease in the three months ended September 30, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $448,000 in 2002 to approximately
$174,000 for the three months ended September 30, 2003, and a decrease in net interest expense from approximately $137,000 in 2002 to approximately $12,000 for the three months ended September 30, 2003.

During 2003 interest expense was approximately $12,000 compared to interest expense of approximately $137,000 for the three months ended September 30, 2002.
The decrease was due to reduced value of our common stock issued in payment of interest on our borrowings and the conversion of outstanding debt to common stock.

We did not incur costs for research and development in the three months ended,
September 30, 2003. We showed a credit of approximately $1,700 for the three months ended September 30, 2002.

General and administrative expenses decreased by approximately $274,000 in 2003 from 2002, primarily due to reduced compensation costs.

Nine Months Ended September 30, 2003, compared to Nine Months Ended September
30, 2002

The net loss decreased from approximately $1,421,000 in 2002 to approximately
$471,000 for the nine months ended September 30, 2003.

The items of significant decrease in the nine months ended September 30, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $1,236,000 in 2002 to approximately
$474,000 for the nine months ended September 30, 2003, and a decrease in interest expense from approximately $236,000 in 2002 to approximately $43,000 for the nine months ended September 30, 2003.

We did not incur costs for research and development in the nine months ended,
September 30, 2003.These costs were approximately $58,000 for the nine months ended September 30, 2002.

During 2003 interest expense was approximately $43,000 (including amortization of approximately $4,300 of debt costs) compared to interest expense of approximately $236,000 for the nine months ended September 30, 2002. The decrease was due to reduced value of our common stock issued in payment of interest on our borrowings and conversion of outstanding debt to common stock.

General and administrative expenses decreased approximately $762,000 in 2003 from 2002. Professional fees decreased by approximately $115,000 due to reduced transactional costs of legal and accounting. Compensation decreased by approximately $300,000. Compensation decreased due to reductions in the number of full-time employees, stock issued to employees and loans charged to compensation. Other operating costs decreased by approximately $264,000, which included a decrease in advertising of approximately $25,000, in travel of approximately $20,000, in offering costs of approximately $75,000 and in printing and professional development of approximately $25,000. In addition, in
2002, as a result of an impairment review, the Company had recorded an impairment loss of approximately $83,000 to reduce the value of long-lived assets to estimated fair value.

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

Impairment of Long-lived Assets

The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger impairment review include the following: significant negative industry trends, significant underutilization of the assets, and significant changes in how the Company uses its assets or plans for their use.

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

Plan of Operation

On January 10, 2001, a subsidiary of Jacobson's licensee, Serrato Enterprises
LLC, received the CE-Mark by the Health Authorities of the European Union in
conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of Jacobson resonators throughout the nation members of the European Union. This approval covers the broad spectrum of chronic pain caused by arthrosis of the knee. In addition, full approval and clearance for manufacturing of all model resonators have been received by the Spanish Ministry of Spain under the same CE-Mark license.

We have commenced negotiations to restructure our agreements with Serrato
Enterprises in regard to the territory licensed and other matters.

On November 27, 2000, Jacobson's licensee, Bio Resonance Technology, Inc., received notification of licensing rights from the Therapeutic Products Section of the Canadian Ministry of Health (Health Canada) for commercialization and use of the Jacobson Resonators in Canada. The license indication covers the reduction of pain associated with arthritic conditions. The Company received royalties from its foreign licensees and commenced sales of its resonator models.

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

Double blind, randomized and placebo controlled studies are planned to continue to add data from greater populations of subjects for submission of de novo
510 (k) applications to FDA for clearance for specific indications in pain management.

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

Liquidity and Capital Resources as of September 30, 2003

Through December 31, 2002, we received approximately $177,000, from the sale of securities and $125,000 from the proceeds of several notes payable, and in the nine months ended September 30, 2003, we received approximately $226,000 from the sale of securities and the proceeds of notes payable. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

In April 2001, we entered into a consulting agreement with Regulatory Insight,
Inc., of Lakewood, Colorado for healthcare consulting services.

Note 6 of the financial statements refers to the fact that we received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. These remaining $225,000 principal balance of these notes was converted in August 2003. Note 6 also refers to the fact that we issued a 60 day notes to a stockholder on April 4 and August 28, 2003, in the respective amounts of $20,000 and $11,000, to evidence a loans to us in those amounts. We are required to issue 42,000 and 75,000 shares per month of the
Company's common stock in connection with the loans, respectively. As of this date, the Company was in default on these notes and the entire balance is due and payable in full. Interest expense in the amount of $20,520 and $11,520 has been accrued on the value of these unissued shares and is included in the statement of operations for the nine and three months ended September 30, 2003.
As of September 30, 2003, we are required to issue 492,000 shares of the
Company's common stock in connection with the loans.

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

                           PART II. Other Information.

ITEM 2. Changes in Securities

(c) Recent Sales of Unregistered Securities

------------------ ---------------------------------- ----------------- ---------------- ---------------------
7/08/03            500,000 shares of Common Stock     Private Investor  NA               $.01 per share/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
7/15/03            1,000,000 shares of Common Stock   Private Investor  NA               $.01 per share/NA
                   and two-year warrants to
                   purchase 500,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
8/04/03            500,000 shares of Common Stock     Private Investor  NA               $.01 per share/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
8/13/03            100,000 shares of Common Stock     Private Investor  NA               $.01 per share/NA
                   and two-year warrants to
                   purchase 50,000 shares of common
                   stock at an exercise price of
                   $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/02/03            2,250,000 shares of Common Stock   Private           NA               $.01 per share/NA
                   issued former holders of           Investors
                   outstanding convertible notes as
                   default payment
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/02/03            12,750,000 shares of common        Consulting Firm   NA               Consulting Services
                   stock issued to consultant for                                        valued at $.01 per
                   consulting services rendered                                          share/NA
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/08/03            125,000 shares of Common Stock     Private Investor  NA               $.01 per share/NA
                   and two-year warrants to
                   purchase 62,500 shares of common
                   stock at an exercise price of
                   $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/08/03            125,000 shares of Common Stock     Private Investor  NA               $.01 per share/NA
                   and two-year warrants to
                   purchase 62,500 shares of common
                   stock at an exercise price of
                   $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/09/03            47,250,000 shares of Common        Private           NA               $.01 per share/NA
                   Stock upon conversion of           Investors
                   $250,000 principal amount of
                   outstanding convertible notes
------------------ ---------------------------------- ----------------- ---------------- ---------------------
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/11/03            102,500 shares of Series B         Private           NA               $1.00 per share of
                   Preferred Stock, convertible       Investors                          Preferred Stock/NA
                   into 2,050,000 shares of Common
                   Stock

------------------ ---------------------------------- ----------------- ---------------- ---------------------

ITEM 5. Other Information.

We have signed a new joint venture agreement with the CSB5 Management Company
Limited, the principals of which are Drs. Conville Brown and Corrine Sin Quee, in New Providence, Nassau, Bahamas, directed at utilizing our technology in pain management and the leisure/spa arena. This joint venture, "Magnetic Resonance
Therapy, Bahamas, Limited" is scheduled to open this December, located on the campus of the new Bahamas Heart Center Expansion, in the Centereville Medical
Pavilion. JRSE's commercial focus will begin in the pain management area and the leisure/spa arena that broadly includes relaxation and rejuvenation. We expect to draw clients from the local population, tourists visiting Nassau from around the world, the Caribbean Basin and the United States and Canada.

JRSE has submitted a 513(g) application with the Food and Drug Administration for non-medical use of our patented technology. Specifically, with this submission we are seeking permission to use Jacobson Resonance in the form of extremely weak but unchanging physiologic magnetic fields for a "Non-Invasive
Resonator System For Relaxation." As with all submissions to FDA, the process will take a number of months, and there is no assurance that the application will be approved.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.10--  Agreement, dated August 26, 2003, between Jacobson Resonance
         Enterprises, Inc. and CSB5 Management Company Limited.

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

                                    DATE: November 14, 2003
                                    ---------------------