Form 10KSB
period 2003-12-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2004-04-08
CIK 1089393

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
          -----------------------------------------------------------
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
[X]

The Company's revenues for fiscal year 2003 were $66,841.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $2,928,576 based on the closing price of $0.015 as of March 24, 2004.

As of March 25, 2004, the Company had a total of 202,040,617 shares of common stock outstanding.
--------------------
*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:   None

                                TABLE OF CONTENTS
                                                                                                                                   Page

PART I

PART II                                                                    24
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS..................................................24
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION................................................34
         ITEM 7.  FINANCIAL STATEMENTS.....................................39
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................40
PART III                                                                   40
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT.............................................40
         ITEM 10. EXECUTIVE COMPENSATION...................................44
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

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

        We are planning to use Jacobson Resonance for the reduction of chronic and acute pain,  generally  commencing  with arthritic  conditions and currently more specifically in Europe to palliate pain secondary to arthrosis of the knee.

        Jacobson Resonance utilizes extremely weak physiologic (like those found in the human heart,  brain and other organs),  low frequency  magnetic fields to beneficially  alter  biochemical  systems.  We plan  to use  joint  venture  and licensing arrangements,  as well as our own resources, to develop,  manufacture, distribute and market various applications of Jacobson Resonance.

FDA Advice on Relaxation

        On February  11,  2004,  the Food and Drug  Administration  ("FDA")
issued us a letter  stating  that,  although FDA believes  magnets  intended for medical  uses to be  devices,  that  they do not  intend  to  enforce  premarket requirements for the type of device described in our Section 513(g) application,

which device produces  extremely low magnetic field strength.  This  enforcement discretion  would  apply  only when the  device is  labeled  solely to  "enhance feelings of relaxation." Other indications for therapeutic effects would require
FDA clearance based on a 510(k) premarket notification.

Nassau Bahamas Pain Management Clinic

        In December 2003, we opened a pain management clinic in Nassau, Bahamas, through a 40% owned joint venture company, Magnetic Resonance Therapy (Bahamas)
Limited. The clinic is located in a medical building, the Bahamas Heart Center
Extension, in the city of Nassau, Island of New Providence. The first patient was treated in early December 2003. In January and February, we are averaging 60 to 80 treatment sessions a week. All of our patients have been referred by physicians in the Bahamas, in accordance with the Bahamas medical regulations.

Our Operating Results

        Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2003, we generated revenues of $66,841, incurred operating expenses of $864,273 and had a net loss of $867,716. As of April 7, 2004, we had $115,609 of cash on hand to fund operations. There is no assurance that we will continue to be able to be able to fund our operations with investments by third parties or that we will operate profitably in the future.

Products

        We have developed five different clinical models of the Jacobson
Resonator for the alleviation of chronic and acute pain. These models include a portable battery-powered model, an18-inch (expandable), 22-inch (expandable),
4-foot and 7-foot resonators; portable models are user friendly and function via battery driven field production. These models are now, with the exception of the portable model, being sold or leased in Canada and Spain for the following therapeutic uses: magnetotherapy for osteomuscular pain (and soft tissue pain, including connective tissue such as ligaments and tendons). Royalty and usage revenues began arriving from Canada in September 2001. Revenues began arriving from European and worldwide distribution during the last quarter of 2001. In
2002, our licensee Serrato Enterprises placed and sold 15 Jacobson Resonators in
Europe, and in 2003 placed and sold 14 resonators in that market. Royalty and usage revenues from Canada in 2003 were $19,700, and revenues from European distribution in 2002 were $93,000, and in 2003 were approximately $35,000.
Following our clearance from the U.S. Food and Drug Administration ("FDA") for
"relaxation", these resonators would be marketed in the U.S. primarily through distributors by sales, leasing and participation in clinic settings.

Regulatory Clearances

         We have received regulatory clearances, and are marketing our products, in Europe and Canada. There is no assurance that any such FDA clearance will be granted for any of our products at any time in the future.

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

        In the United States, on February 11, 2004, FDA advised that they do not intend to enforce premarket requirements for the type of magnetic resonance device described in our Section 513(g) application, which device produces extremely low magnetic field strength. This enforcement discretion would apply only when the device is labeled solely to "enhance feelings of relaxation."
Other indications for therapeutic effects would require FDA clearance based on a
510(k) premarket notification. We plan to distribute the clinical models of the
Jacobson Resonators in the U.S. primarily through existing medical device distributors, and distribute portable models as well.

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

        Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the future. In 2003, we generated revenues of $66,841, incurred operating expenses of $864,273 and had a net loss of $867,716. As of April 7, 2004, we had $115,609 of cash on hand to fund operations. There is no assurance that we will operate profitably in the future.

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

        Our independent auditors have added an explanatory paragraph to their audit opinions, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. W have a significant obligation as a result of settlement of a lawsuit against Dr. Jerry I. Jacobson, our founder.

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

        Our proposed products are subject to regulation in the United States by the FDA. See "Government Regulation". The FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States. Only one application of our products have not been approved by the FDA for any therapeutic procedures. We withdrew our previously filed de novo 510(k). Double blind, randomized and placebo controlled studies are planned to continue to add data from greater populations of subjects for submission of de novo 510(k)
applications to FDA for clearance for specific indications in pain management.
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

If our licensees" proposed manufacturing facilities do not meet federal or state manufacturing standards, we may be required to temporarily cease all or part of our manufacturing operations, which would result in product delivery delays and lost revenue.

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

        We are highly dependent on the principal members of our management and scientific staff, in particular Dr. Jerry I. Jacobson, our Chairman of the
Board, Chief Executive Officer and Chief Science & Technology Officer. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional qualified personnel with expertise in research and development, clinical testing, government regulation, manufacturing, sales and marketing, and finance. Our product development plans depend in part on our ability to attract and retain engineers with experience in mechanics, software and optics. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies, and universities. The loss of any of these persons or our inability to attract and retain qualified personnel could harm our business and our ability to compete.

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

        We are also planning to enter the veterinary market in pain management which does not require regulatory approval; establish clinical collaborations outside the United States for human therapeutics; and license rights to market battery-powered portable devices for relaxation and pain management in open markets throughout the world excepting the United States.

        In December, 2003, we opened a pain-management clinic in Nassau,
Bahamas, and have been averaging 60 to 80 treatment sessions per week.

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

         A more detailed description of our products is as follow:

•        The 18-inch and seven-foot resonators have been used for much of the in-vitro, in-vivo, animal and human clinical studies in the USA and abroad during the past five years. The 18" model has been used for the alleviation of pain from arthritis in Canada and for the alleviation of pain secondary to arthrosis of the knee in Europe.

•        The 22-inch expandable resonator has been prototyped in Mississippi and is being manufactured in Spain. This flexible delivery system is not only used for human limbs but can expand and be used for the shoulders, neck, hips, and other locations in humans and animals.

•        The 4-foot model is being used in Canada, Spain and Mexico. This system can be adjusted horizontally and parallel to the human body and focus the electromagnetic field on any specific area desired.

•        The 7-foot resonator is also being used in coordination with other models to produce quicker and more thorough relief from pain. Because this resonator provides full body exposure, we plan to use this model for research on systemic disorders.

        Our largest clinical model is comprised of a pair of Helmholtz coils that are seven feet in diameter and placed on a common axis three and a half feet apart (to encompass a full human frame). Helmholtz coils are flat, parallel, circular metal electrically conductive coils equal in diameter and separated by a distance equal to the radius of each coil, connected in series to create a magnetic force field of uniform strength in between the coils. The next largest clinical model is comprised of a pair of Helmholtz coils that are four feet in diameter (to treat patients who are lying down.). A third clinical model is comprised of a pair of Helmholtz coils that are 22 inches in diameter and placed on a common axis eleven inches apart, which can be expanded to 16 inches or 20 inches. The fourth clinical model is comprised of a pair of Helmholtz coils that are 18 inches in diameter and placed on a common axis nine inches apart. The latter two models can encompass a human head, joint or portion of a limb. Two prototypes, a variable spaced solenoid and a 10-foot resonator, are being used in veterinary research in horses at Mississippi State University; two other prototypes have been used in cardiovascular research in dogs at the
University of Oklahoma.

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

All of these models would be used for relaxation or to alleviate pain. These resonators are planned be marketed in the U.S. for relaxation, and consistent with any future FDA clearance, to treat chronic and acute pain sufferers. See discussion under "United States of America" immediately below.

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
Clinical Studies have been recently completed in Spain for the treatment of cervical-arthrosis with CE-Mark approval pending.

        We are renegotiating our arrangements with Serrato Enterprises with regard to the territories outside of the U.S. covered by the license agreements in effect and other matters.

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
See "Government Regulation." At this time, we have received FDA clearance for relaxation, but no other applications.

        With regard to relief of pain, the results of the clinical studies previously submitted to the FDA demonstrate (in accordance with the Spanish
Health Ministry's clearance) that the 18-inch Jacobson Resonator is safe and effective in the palliation of pain secondary to tri-compartmental arthrosis of the knee, but more clinical data is required by the FDA before clearance can be granted and commercialization initiated in the United States.

        In connection with our prior application, FDA did determine that the microgauss to nanogauss fields generated by the Jacobson Resonator are of non-significant risk for osteoarthritis of the knee joint, which determination permits us to conduct studies on human subjects while gathering data on safety and effectiveness. (Microgauss down to nanogaus fields are extremely weak magnetic fields; these fields are million times weaker than the earth's magnetic field) We have entered into a consulting agreement to help guide the Company in
FDA regulatory compliance and reimbursement issues with Regulatory Insights,
Inc. This agreement covers clinical trial services, research and other services including submission of premarket notification 510(k).

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

Commercialization Initiatives In The Pain Treatment Market

        In December 2003, we opened a pain management clinic in Nassau, Bahamas, through a 40% owned joint venture company, Magnetic Resonance Therapy (Bahamas)
Limited. The clinic is located in a medical building, the Bahamas Heart Center
Extension, in the city of Nassau, Island of New Providence. The first patient was treated in early December 2003. In January and February, we are averaging 60 to 80 treatment sessions a week. All of our patients have been referred by physicians in the Bahamas, in accordance with the Bahamas medical regulations.

        Quantum Resonance Technologies, Inc. ("QRTI") in Mississippi builds the prototypes of our resonators. Benvenutti Electrical Apparatus & Repair, Inc. , an electrical apparatus manufacturer in Gulfport, Mississippi, collaborates with
QRTI and manufactures our clinical resonators . QRTI is supplying the delivery systems for Canada.

        Alfonso Serrato has led our European initiative. Mr. Serrato is a former executive officer of Medtronic, Inc., a New York Stock Exchange company that is a leading manufacturer and distributor of medical devices around the world. Mr. Serrato worked for Medtronic, Inc., in various capacities, including
Vice President of Worldwide Manufacturing and Vice President of Pacing
Operations, for nearly 18 years until 1996. In February 1999, we executed a ten-year license agreement with Serrato Enterprises for the marketing and distribution of our chronic pain reduction products in continental Europe, Latin
America, Japan, Australia, New Zealand and the Middle East, excluding Israel.

        BioRes Medical, S.L., a Serrato Enterprises LLC company has contracted for the manufacture of Jacobson Resonators in Europe. To date, the Company has entered into the following agreements with Serrato Enterprises, which agreements are currently under renegotiation.

        In January 2000, we further executed a ten-year manufacturing agreement with Serrato Enterprises-BioRes Medical, S.L., under which we will receive manufacturing royalties based on type and production volume of resonators manufactured by Serrato Enterprises. Through Serrato Enterprises, we
sell or lease Jacobson Resonators to these facilities and receive 16% of distribution fees, payable quarterly, in addition to $1500 per unit manufacturing royalties for the 4' and 7" models and $1200 for the 18" and 22"
models and $2.00 for each treatment session computer card sold. We began receiving revenues from European initiatives in the last quarter of 2001.

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

        After consultation with the FDA and subject to demonstration of effectiveness through human clinical trials, we believe that our clinical
Jacobson Resonators will be classified as Class II devices. As Class II devices, the clinical Jacobson Resonators will not be subject to PMA as required of Class
III devices, but will be subject to general controls and special controls, including pre-market notification under 510(k). A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective as, or "substantially equivalent" to, a legally marketed device that is not subject to PMA. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). A device is deemed substantially equivalent to a predicate device if (a) it has the same intended use as the predicate device, and (b) either has the same technological characteristics as the predicate device, or has different technological characteristics that do not raise new questions of safety and effectiveness, and
(c) the sponsor demonstrates that the device is as safe and effective as the legally marketed device. A category called the de novo 510(k) allows somewhat more flexibility in the 510(k) category. We believe Jacobson Resonators fit this category as they are novel, but also meet the criteria for the general 510(k)
category in pain management.

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

        On February 11, 2004, FDA issued us a letter stating that, although FDA believes magnets intended for medical uses to be devices, that they do not intend to enforce premarket requirements for the type of device described in our
Section 513(g) application, which device produces extremely low magnetic field strength. This enforcement discretion would apply only when the device is labeled solely to "enhance feelings of relaxation." Other indications for therapeutic effects would require FDA clearance based on a 510(k) premarket notification. See "Government Regulation." We have not yet received FDA clearance for the commercialization of our clinical resonators in the United
States of America for any indications other than relaxation. There is no assurance that any such FDA clearance will be granted for any of our products at any time in the future.

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

        The Essential Requirement requires every non-European medical device manufacturer exporting to Europe to appoint an Authorized European Address, or agent, to ensure that the responsibility for compliance with Medical Device
Reporting is delegated to a party who resides in Europe and is subject to
European law. The authorized European agent serves as an interface between a manufacturer and governmental authorities and must verify whether the manufacturer is in compliance with the European vigilance system, which covers both post-market surveillance and adverse-incident reporting. The selection of an authorized European agent by a manufacturer is significant because the agent is required to have access to all confidential product documentation and master files of the manufacturer. We have selected a Serrato Enterprises-BioResMedical,
S.L. company, controlled by Alfonso Serrato, to function as our authorized representative, manufacturer and licensee.

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

During the years ended December 31, 2003 and 2002, we spent $-0- and $50,595, respectively, on research and development activities.

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

        1. that patent application will result in the issuance of patents in foreign countries;

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

Employees

        We have four full-time employees, three of whom are executive officers.
They are Dr. Jerry I. Jacobson, Mr. Harvey Grossman and Anthony P. Fusco, Jr.
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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Common Stock is traded on the OTC Bulletin Board(R) under the Symbol
"JRSEOB." The following table sets forth the range of the high and low sales prices for the Common Stock on the OTC Bulletin Board(R) for each calendar quarter of 2003 and 2002. The source of the following information is America
Online (AOL) quotation services. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

        QUARTER ENDING                          HIGH                    LOW
        ---------------------------           --------                -------
        March 31, 2004                         $0.03                   $0.01
        December 31, 2003                      $0.06                   $0.02
        September 30, 2003                     $0.03                   $0.01
        June 30, 2003 (through April 30)       $0.06                   $0.03
        March 31, 2003                         $0.07                   $0.01
        December 31, 2002                      $0.05                   $0.02
        September 30, 2002                     $0.07                   $0.04
        June 30, 2002                          $0.26                   $0.05
        March 31, 2002                         $0.31                   $0.18

        As of March 25, 2004, we had 860 shareholders of record.

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
                                                                                       $.45 per share
-------------------- -------------------------------- --------------- ---------------- -----------------------
April, 2000          Units consisting of                 Private            NA         $1,017,618/NA
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
                     expiring December 31, 2004, to
                     purchase 75,000 shares of
                     common stock

------------------ ---------------------------------- ----------------- ---------------- ---------------------

2/01/02            128,948 shares of Common Stock     Financial               NA         NA
                                                      Consulting
                                                      Firm/ exercise
                                                      of options
                                                      pursuant to
                                                      cashless
                                                      exercise
                                                      provisions
------------------ ---------------------------------- ----------------- ---------------- ---------------------
2/4/02             $100,000 principal amount 6%       Private Investor        NA         $100,000/
                   convertible debenture,                                                $10,000 and 78,000
                   convertible into shares of                                            shares of common
                   Common Stock, with warrants                                           stock paid as
                   expiring February 2004 to                                             Finder's Fee
                   purchase 100,000 shares of
                   common stock
------------------ ---------------------------------- ----------------- ---------------- ---------------------
2/15/02 to         336,500 shares of Common Stock     Tecinvest               NA         Shares valued at
5/15/02                                               Services,                          $.14 per share/NA
                                                      Inc.-Services
                                                      in connection
                                                      with Investment
                                                      Agreement and
                                                      related
                                                      financing
                                                      agreements
------------------ ---------------------------------- ----------------- ---------------- ---------------------
2/20/02            283,333 shares of Common Stock     Private Investor        NA         Shares valued at
                   Options to purchase 280,000                                           $.15 per share/NA
                   shares of Common Stock at $.18
                   per share for a period of 18
                   months
------------------ ---------------------------------- ----------------- ---------------- ---------------------
3/08/02            625,000 shares of Common Stock     Private Investor        NA         Shares valued at
                   were purchased at $.16 per                                            $.16 per share/NA
                   share, with options to purchase
                   625,000 shares at $.40 per
                   share, and 135,000 shares issued
                   for services
------------------ ---------------------------------- ----------------- ---------------- ---------------------
3/21/02            205,000 shares of Common Stock     Agreement for           NA         Shares valued at
                                                      product                            $.35 per share/NA
                                                      endorsements
------------------ ---------------------------------- ----------------- ---------------- ---------------------
3/21/02            250,000 shares of Common Stock     Banking and             NA         Shares valued at
                                                      Financial                          $71,751, or $.15
                                                      Consulting Firm                    per share/NA
------------------ ---------------------------------- ----------------- ---------------- ---------------------
5/06/02            200,000 shares of Common Stock     Employee compensation   NA         Shares valued at
                                                                                         $.125 per share/NA
------------------ ---------------------------------- ----------------- ---------------- ---------------------

5/22/02            300,000 shares of Common Stock     Holder of               NA         Shares valued at
                                                      Bridge Loan                        $.01 /NA
------------------ ---------------------------------- ----------------- ---------------- ---------------------
6/06/02            1,230,053 shares of Common Stock   Director and            NA         Shares valued at
                                                      Officer reimbursement              $.65 per share/NA
                                                      for research
                                                      costs
------------------ ---------------------------------- ----------------- ---------------- ---------------------
8/12-14/2002       255,000 shares of Common Stock     Issued as               NA         $.01 per share/NA
                                                      interest on
                                                      outstanding
                                                      bridge loans
------------------ ---------------------------------- ----------------- ---------------- ---------------------
8/27/02            3,243,209 Shares of Common Stock   Tecinvest               NA         $.031875/NA
                                                      Services, Inc.
                                                      upon conversion
                                                      of  $100,000
                                                      principal
                                                      amount of
                                                      convertible
                                                      debentures
------------------ ---------------------------------- ----------------- ---------------- ---------------------
8/27/2002          250,000 shares of Common Stock     Private Investor        NA         $.04/NA
                   and two-year warrants to
                   purchase 75,000 shares of common
                   stock at an exercise price of
                   $.25 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
8/27/2002            20,000 shares of Common Stock    Consultant              NA         Services valued at
                                                                                         $3,750/NA
------------------ ---------------------------------- ----------------- ---------------- ---------------------
9/05/2002          2,445,383 shares of Common Stock   Tecinvest               NA         $.031875/NA
                                                      Services,
                                                      Inc. upon
                                                      conversion of
                                                      $75,000
                                                      principal
                                                      amount of
                                                      convertible
                                                      debentures
------------------ ---------------------------------- ----------------- ---------------- ---------------------
12/4/2002          198,200 shares of Common Stock     Services                NA         $.01 /NA
                                                      rendered
------------------ ---------------------------------- ----------------- ---------------- ---------------------

12/04/2002         145,400 shares of Common Stock     Private Investor        NA         $.0275/NA
                   and two-year warrants to
                   purchase 100,000 shares of
                   common stock at an exercise
                   price of $.20 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
12/04/2002         350,000 shares of Common Stock     Private Investor        NA         $.02/NA
                   and two-year warrants to
                   purchase 100,000 shares of
                   common stock at an exercise
                   price of $.20 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
12/9/02            700,000 shares of Common Stock     Private Investor        NA         $.014285/NA
                   and two-year warrants to
                   purchase 200,000 shares of
                   common stock at an exercise
                   price of $.20 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
12/16/02           400,000 shares of Common Stock     Private Investor        NA         $.015/NA
                   and two-year warrants to
                   purchase 175,000 shares of
                   common stock at an exercise
                   price of $.20 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
12/18/2002         350,000 shares of Common Stock     Private                 NA         $.15/NA
(Purchased                                            Investor Group
2/2002)
------------------ ---------------------------------- ----------------- ---------------- ---------------------
12/20/02           400,000 shares of Common Stock     Private Investor        NA         $.015/NA
                   and two-year warrants to
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
------------------ ---------------------------------- ----------------- ---------------- ---------------------

4/04/03            $20,000 principal amount of        Private                 NA         $20,000/NA
                   Notes due in 60 days               Investor
------------------ ---------------------------------- ----------------- ---------------- ---------------------
4/17/03            250,000 shares of Common Stock     Private                 NA         $.01/NA
                   and two-year warrants to           Investors
                   purchase 125,000 shares ofcommon
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
                   $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
5/12/03            500,000 shares of                  Private Investor        NA         $.01/NA
                   Common Stock and two-year
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

------------------ ---------------------------------- ----------------- ---------------- ---------------------
5/20/03            1,000,000 shares of Common Stock   Private                 NA         $.01/NA
                   and two-year warrants to           Investor
                   purchase 500,000 shares of
                   common stock at an exercise
                   price of $.05 per share

------------------ ---------------------------------- ----------------- ---------------- ---------------------
5/21/03            100,000 shares of Common           Private Investor        NA         $.01/NA
                   Stock and two-year warrants
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
5/30/03            500,000 shares of Common Stock     Private Investor        NA         $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
6/10//03           100,000 shares of Common Stock     Private Investor        NA         $.01/NA
                   and two-year warrants to
                   purchase 50,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
6/16/03            500,000 shares of Common Stock     Private Investor        NA         $.01/NA
                   and two-year warrants to
                   purchase 250,000 shares of
                   common stock at an exercise
                   price of $.05 per share
------------------ ---------------------------------- ----------------- ---------------- ---------------------
6/25/03            300,000 shares of Common Stock     Private Investor        NA         $.01/NA
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
                   Stock

------------------ ---------------------------------- ----------------- ---------------- ---------------------
11/24/03           357,142 shares of Common Stock     Consultant              NA         $.01 per share
                                                                                         valuation/NA
------------------ ---------------------------------- ----------------- ---------------- ---------------------

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
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans               14,073,750                     $0.186                     15,844,500
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                   14,073,750                     $0.186                     15,844,500
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

We have received some royalty revenues from Real Pure Beverage Group, LLC, Bio
Resonance Technology, Inc., Canada, Serrato Enterprises-BioRes Medical, S.L. and
P.E.R. Inc. We have incurred losses of approximately $868,000 for the twelve months ended December 31, 2003. Of that amount, approximately $428,000 represents the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

2003 compared to 2002

The net loss decreased from approximately $1,507,000 in 2002 to approximately
$868,000 for the twelve months ended December 31, 2003.

The items of significant increase or decrease in the twelve months ended
December 31, 2003 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $1,293,000 in 2002 to approximately $864,000 for the twelve months ended December 31, 2003, and a decrease in interest expense from approximately $274,000 in 2002 to approximately $70,000 for the twelve months ended December 31, 2003. This decrease was due primarily to the conversion of outstanding convertible debentures.

During the latter part of 2001 we began to receive royalties based on agreements we had completed. In 2002, we received approximately $4,700 in royalties from beverage sales of resonated water. We received no such royalty revenues in 2003, since we had terminated our agreement with RealPure effective May, 2003. During
2003, we accrued royalties of approximately $35,000 from Serrato Enterprises, of approximately $12,500 from P.E.R. Inc.

We on occasion placed resonators and equipment parts for research and development and testing purposes. The profit in 2003 on such sales was approximately $19,700 and such profit was approximately $65,000 in 2002.

During 2003 interest expense was approximately $70,000 compared to interest expense of approximately $274,000 for the twelve months ended December 31, 2002.
This decrease was due the conversion of convertible debt.

We incurred no costs for research and development in 2003, as compared with approximately $50,000 for the twelve months ended December 31, 2002. The research and development costs in 2002 were primarily to accommodate the
European Market.

General and administrative expenses decreased by approximately $428,000 from
2002 to 2003, in part due to an approximate $83,000 impairment loss for reduction of the value of long-lived assets to estimated fair value in 2002 and approximately $42,000 of bad debts in 2002. Professional fees decreased by
$218,000 relating to transactional costs of legal and accounting. Depreciation decreased by approximately $27,000, and compensation decreased by approximately
$223,000. Consulting expense increased by approximately $138,000, insurance by approximately $38,000 and rent by approximately $14,000.

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
Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recorded valuation allowances against its entire deferred tax assets of approximately $3,000,000 at December 31, 2003. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.

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

Plan of Operation

        In December 2003, we opened a pain management clinic in Nassau, Bahamas, through a 40% owned joint venture company, Magnetic Resonance Therapy (Bahamas)
Limited. The clinic is located in a medical building, the Bahamas Heart Center
Extension, in the city of Nassau, Island of New Providence. The first patient was treated in early December 2003. In January and February, we averaged between
60 and 80 treatment sessions a week. All of our patients have been referred by physicians in the Bahamas, in accordance with the Bahamas medical regulations.

On February 11, 2004 the United States Food & Drug Administration granted JRSE an allowance to use Jacobson Resonators to "enhance feelings of relaxation."
This allowance permits the Company to lease/sell resonators in the healthcare, leisure, beauty and sports arenas.

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

We are negotiating the restructure our agreements with Serrato Enterprises in regard to the territory licensed and other matters.

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

On February 11, 2004, FDA issued us a letter stating that, although FDA believes magnets intended for medical uses to be devices, that they do not intend to enforce premarket requirements for the type of device described in our application, which produces extremely low magnetic field strength. This enforcement discretion would apply only when the device is labeled solely to
"enhance feelings of relaxation." Other indications for therapeutic effects would require FDA clearance based on a 510(k) premarket notification. We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States for any indications other than relaxation. In
1997, we filed our submission with the FDA seeking a determination that the
18-inch clinical Jacobson Resonator qualified as an NSR device for the treatment of osteoarthritis pain of the knee. On March 4, 1999, the FDA determined that our clinical study of the 18-inch clinical Jacobson Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable provision of the
IDE. This determination in effect means that the resonator meets the FDA requirements as to safety. In August, 2002, we withdrew our 510(k) de novo application.

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

Liquidity and Capital Resources as of December 31, 2003

In the year ended December 31, 2003, we received approximately $242,000, from the sale of equity securities and $66,000 from the proceeds of several notes payable. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

Note 6 of the financial statements refers to the fact that we received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. These remaining $225,000 principal balance of these notes was converted in August 2003. Note 6 also refers to the fact that we issued a 60 day notes to a stockholder on April 4 and August 28, 2003, in the respective amounts of $20,000 and $11,000, to evidence a loans to us in those amounts. We are required to issue 42,000 and 75,000 shares per month of the
Company's common stock in connection with the loans, respectively. As of this date, the Company was in default on these notes and the entire balance is due and payable in full. Interest expense in the amount of $20,520 and $11,520 has been accrued on the value of these unissued shares and is included in the statement of operations for the years ended December 31, 2003 and 2002. As of
December 31, 2003, we are required to issue 660,000 shares of the Company's common stock in connection with the loans.

ITEM 7.  FINANCIAL STATEMENTS

        Financial Statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.

                  JACOBSON RESONANCE ENTERPRISES, INC
                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE

Accountants' Report                                                             1 - 2

Financial Statements:
  Balance Sheet as of December 31, 2003                                         3 - 4

  Statement of Operations for the years ended
   Ended December 31, 2003 and 2002.                                              5

  Statement of Stockholders' Deficiency
   for the years ended December 31, 2003 and 2002                               6 - 7

  Statement of Cash Flows for the years ended
   Ended December 31, 2003 and 2002                                             8 - 9

  Notes to Financial Statements                                                10 - 27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Jacobson Resonance Enterprises, Inc.

We have audited the accompanying balance sheet of Jacobson Resonance
Enterprises, Inc (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for each of the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Resonance Enterprises,
Inc at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

March 10, 2004

                            JACOBSON RESONANCE ENTERPRISES, INC
                                       BALANCE SHEET

                                                                   December 31,
                                                                      2003
                                                                   ------------

                                         ASSETS
Current Assets:
     Cash                                                            $    7,027
     Accounts receivable                                                 19,700
     Prepaid expenses                                                   219,317
                                                                   ------------
       Total Current Assets                                             246,044

Property, plant and equipment - net                                      11,735

Other assets:
     Deferred offering costs - net of amortization of
       $2,097 at December 31, 2003                                          421
                                                                   ------------
     Deposits                                                             1,395
                                                                   ------------
       Total Other Assets                                                 1,816
                                                                   ------------
TOTAL ASSETS                                                        $   259,595
                                                                   ============

                       JACOBSON RESONANCE ENTERPRISES, INC
                                 BALANCE SHEETS

                                                                   December 31,
                                                                      2003
                                                               -----------------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Notes payable - related parties                            $      66,000
     Accounts payable                                                 613,834
     Accrued expenses                                                 275,686
     Litigation settlement payable                                    995,000
     Deposits on common stock to be issued                              7,500
     Deposits on preferred stock to be issued                         127,500
     Due to related party                                              66,654
     Deferred income                                                   15,500
     Due to officer/shareholder                                       164,550
                                                                ----------------
        Total Current Liabilities                                   2,332,224

Long -Term Debt:
     Convertible debentures payable, face value of
        $25,000 (Net of beneficial conversion feature
         and costs of $5,503)                                          22,253
                                                                ----------------
        Total Liabilities                                           2,354,477
                                                                ----------------
Commitments and Contingencies

Stockholders' Deficiency:
     Preferred stock $.001 par value - authorized
        5,000,000 shares;  outstanding 30,000 shares                       30
     Common stock $.001 par value - authorized
        300,000,000 shares; outstanding 145,540,617 and
        69,675,657 shares                                             145,541
     Additional paid in capital                                    11,107,516
     Deficit                                                      (13,347,969)
                                                                ----------------
        Total Stockholders' Deficiency                             (2,094,882)
                                                                ----------------
        Total Liabilities and Stockholders' Deficiency          $     259,595
                                                                ================

                      JACOBSON RESONANCE ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS

                                                            Years Ended December 31,
                                                            2003                2002
                                                      ----------------    ----------------

Revenue                                                      $ 66,841           $ 127,515
                                                      ----------------    ----------------
Costs and expenses:
     General and administrative                               864,273           1,292,757
     Research and development                                       -              50,595
     Impairment Loss                                                -              83,000

        Total Operating Expenses                              864,273           1,426,352
                                                      ----------------    ----------------
     Loss from operations                                    (797,432)         (1,298,837)

Other income (expense):
     Interest expense                                         (70,284)            (273,805)
     Gain of sales of equipment                                     -               65,300
                                                      ---------------     -----------------
        Total other (expense)                                 (70,284)            (208,505)
                                                      ----------------    -----------------
Net loss                                              $      (867,716)    $     (1,507,342)
                                                      ================    =================
Loss per common share - basic                         $         (0.01)    $          (0.03)
                                                      ================    =================
Loss per common share - diluted                       $         (0.01)    $          (0.03)
                                                      ================    =================
Weighted average number of
 common shares outstanding - basic
 and diluted                                               99,253,968            64,275,811
                                                      ================    =================

                      JACOBSON RESONANCE ENTERPRISES, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                           Common Stock      Preferred Stock   Additional
                                       -------------------- ------------------
                                        Number of Value of  Number of Value of   Paid-in            Subscription Treasury
                                         Shares    Shares    Shares    Shares    Capital   Deficit   Receivable    Stock   Total
                                       ---------- --------- --------- -------- --------- ----------- ----------- ------- -----------
Balance, January 1, 2002               58,169,239 $58,169   30,000    $   30 $9,469,129 $(10,972,911) $(44,074)  $(600) $(1,490,257)

Issuance of common stock
     for services rendered
     (valued at $.03 to $.35 per share) 2,353,645   2,353        -         -    210,371            -         -        -     212,724

Issuance of common stock
     for interest on debentures payable
     (valued at $.14 per share)           336,500     337        -         -     46,773            -         -        -      47,110

Issuance of common stock
     to satisfy liabilities (valued at
     $.31 per share)                      205,000     205        -         -     70,943            -         -        -      71,148

Sale of common stock
     from private placement
     (issued at $.02 to $.16 per share,
     net of issue costs)                2,238,733   2,239        -         -    184,688            -         -        -     186,927

Issuance of common stock
     upon exercise of options             128,948     129        -         -        610            -         -        -         739

Issuance of common stock for
     interest on notes payable (valued
     at $.21 per share)                   555,000     555        -         -    116,090            -         -        -     116,645

Fair value of options issued for
     equity financing (valued at $.18
     to $.40 per share)                         -       -        -         -     45,242            -         -        -      45,242

Beneficial conversion
     feature on convertible debentures          -       -        -         -     41,250            -         -        -      41,250

Bad debt write-off of subscription
     receivable                                 -       -        -         -          -            -    44,074        -      44,074

Issuance of common stock upon
     conversion of debentures (issued
     at $.03 per share)                 5,688,592   5,689        -         -    157,493            -         -        -     163,182

Subscription receivable - bridge loan           -       -        -         -          -            -      (800)       -        (800)

Net loss                                                                                  (1,507,342)                    (1,507,342)
                                       ----------  ------- -------- -------- ----------  ------------  ----------  ------ ----------
 Balance, December 31, 2002            69,675,657  69,676   30,000        30 10,342,589  (12,480,253)     (800)    (600) (2,069,358)

                      JACOBSON RESONANCE ENTERPRISES, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                          Common Stock        Preferred Stock Additional
                                       ------------------- -------------------
                                        Number of Value of  Number of Value of Paid-in              Subscription Treasury
                                         Shares    Shares    Shares    Shares  Capital     Deficit   Receivable   Stock     Total
                                       ---------- --------- --------- -------- --------- ----------- ----------- ------- -----------
Balance, January 1, 2003               69,675,657   69,676    30,000      30  10,342,589 (12,480,253)     (800)   (600)  67,636,299

Sale of common stock from
    private placement
    (issued at $.01 to $.03 per share) 11,565,000   11,565         -       -      21,712           -         -       -       33,277

Issuance of warrants at fair market
     value in connection with sale
     of common stock                            -        -         -       -     102,873           -         -       -      102,873

Issuance of common stock
     for services rendered (valued at
     $.02 to $.06 per share)           14,799,960   14,800         -       -     413,450           -         -       -      428,250

Issuance of common stock for
     interest on notes payable (valued
     at $.024 per share)                2,250,000    2,250         -       -      50,542           -         -       -       52,792

Issuance of common stock upon
     conversion of debentures
     (issued at $.005 per share)       47,250,000   47,250         -       -     177,750           -         -       -      225,000

Subscription receivable - bridge loan           -        -         -       -        (800)          -       800       -            -

Treasury stock                                  -        -         -       -        (600)          -         -     600            -

Net loss                                        -        -         -       -           -    (867,716)                      (867,716)
                                       ---------- --------- --------- ------- ---------- ------------ ---------- ------- -----------                                                                                                                                                                                                                                                                                                                                                                                      $
Balance, December 31, 2003            145,540,617 $145,541    30,000      30 $11,107,516 $(13,347,969)$      -   $   -   $67,610,775
                                       ========== ========= ========= ======= ========== ============ ========== ======= ===========

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                       2003               2002
                                                                  ---------------   ---------------
Cash flows from operating activities:
      Net loss                                                     $    (867,716)    $  (1,507,342)
      Adjustments to reconcile net loss to
       net cash flows used in operating:
      Depreciation                                                         3,182            30,556
      Amortization of debt discount                                        5,700                 -
      Impairment loss                                                          -            83,000
      Gain on sale of equipment                                                -           (65,300)
      Bad debt write off                                                       -            91,452
      Non- cash fair value of common stock issued
         for services                                                    209,500           212,724
      Non-cash fair value of common stock issued
         for interest expense                                             10,350           237,601
      Other non-cash items                                                     -           120,492
Changes in operating assets and liabilities:
         Accounts receivable                                             (19,700)            4,786
         Prepaid expenses and other                                       50,823             5,938
         Accounts payable and accrued expenses                           304,373           284,057
         Due to related party                                            (16,197)          (18,615)
         Increase in deferred income                                      15,500                 -
                                                                    ---------------   ---------------
Net Cash Used in Operating Activities                                   (304,185)         (520,651)
                                                                    ---------------   ---------------
Cash Flows from Investing Activities
      Purchases of property and equipment                                   (615)           (8,700)
      Proceeds from sale of equipment                                          -            74,500
                                                                    ---------------   ---------------
Net Cash Provided by (Used In) Investing Activities                         (615)           65,800

                      JACOBSON RESONANCE ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                      2003                2002
                                                                  ---------------   ---------------
Cash flow from financing activities:

     Proceeds from notes payable                                      66,000                   -

     Payment of note payable                                               -             (25,000)

     Proceeds from issuance of debentures                                  -             125,000

     Financing costs                                                       -             (12,518)

     Proceeds from exercise of stock options                               -                 739

     Proceeds from common stock to be issued                               -              29,500

     Proceeds from preferred stock to be issued                      127,500                   -
     Proceeds from sale of common
       stock                                                         114,150             176,757

     Proceeds from officer/stockholder                                     -             164,550
                                                                   ---------------   ---------------
Net Cash Provided by Financing Activities                            307,650             459,028
                                                                   ---------------   ---------------
Net Increase in Cash and Cash Equivalents                              2,850               4,177
Cash and Cash Equivalents-Beginning of Year                            4,177                   -

Cash and Equivalents-End of of Year                                $   7,027         $     4,177
                                                                   ===============   ===============
Noncash Investing and Financing Activities

Issuance of common stock paid in advance                           $  22,000         $    56,775
                                                                   ===============   ===============
Issuance of common stock in settlement of liabilities              $ 428,250         $    71,148
Conversion of debentures into common stock                         $ 225,000         $   163,182

Issuance of common stock for accrued interest                      $  52,792         $         -

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

On February 11, 2004 the United States Food & Drug Administration granted JRSE an allowance to use Jacobson Resonators to "enhance feelings of relaxation."
This allowance permits the Company to lease/sell resonators in the healthcare, leisure, beauty and sports arenas.

BASIS OF PRESENTATION AND PLAN OF OPERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the
Company has incurred losses of $867,716 and $1,507,342 for the years ended
December 31, 2003 and 2003 and $13,347,969 since its inception in 1996 and as of
December 31, 2003 has a working capital deficit of approximately $2 million. The
Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the Company's products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the
Company may not be able to continue as a going concern.

The Company received approval and CE-Mark issuance from the European union, thus allowing distribution and commercialization of its medical resonators. Marketing and distribution plans are currently on schedule. The Company also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators, and said license covers reduction of pain of arthritic conditions. Currently, Serrato Enterprises LLC, a licensee of the
Company, is developing additional distribution and marketing plans to cover other European Union countries other than Spain in 2004.

The Company has not yet received FDA clearance for the commercialization of its clinical resonators in the United States. There is no assurance that FDA clearance will be granted for any of the Company's products at any time in the future. On February 11, 2004, the Company received a FDA allowance to use
Jacobson Resonators to "enhance feelings of relaxation". The Company plans to distribute the clinical models of the Jacobson Resonators in the U.S primarily through existing medical device distributors and distribute portable models as well. Clinical operations in other venues not requiring the afore-mentioned clearances are planned to generate revenues, as well as penetration into the veterinary market which does not require said regulatory clearances.

In December 2003, the Company opened a pain management clinic in Nassau, Bahamas and in January and February 2004, averaged over 80 treatments sessions a week.
The Company projects the revenue derived from the clinic during 2004 should be sufficient to fund the Company's overhead for the next twelve months.

In conjunction with these efforts, the Company needs to raise through either equity or debt financing funds to fund its expanded operations through 2004.
There is no assurance the Company will complete the financing on terms that are acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets from the outcome of this uncertainty.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the guidance in SEC Staff
Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements ("SAB
401"). Revenues from treatments and royalties are recognized when they are earned. Revenue from sale of resonance equipment is recorded when the equipment is shipped to customers and title has passed. License fee income is recognized over the life of the agreement.

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

LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options, warrants, convertible preferred stock and convertible debt.
The number of potential common shares outstanding were 67,381,316 and 60,423,356 as of December 31, 2003 and 2002, respectively.

DEFERRED OFFERING COSTS

Deferred offering costs in the amount of $75,230 have been incurred in connection with the expected issuance of common stock which will take place during a future period. The deferred costs of $75,250, which were incurred in
2001, have been expensed in 2002 after the termination of the offering in 2002.

DEFERRED FINANCING COSTS

Deferred financing costs are the costs associated with the issuance of the 6%
debentures and are being amortized over the term of the debentures. Deferred financing costs amounted to $1,572 and $525 for the years ended December 31,
2003 and 2002, respectively, and are included in the Company's statement of operations.

STOCK -OPTION PLAN

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting
for Stock Issued to Employees". APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 "Accounting for
Stock-Based Compensation-Transition and Disclosure".

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

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS No.
123). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        December 31,
                                                2003                   2002
                                             -----------           ------------
Net earnings (loss) - as reported           $ (867,716)           $ (1,507,342)

Amortization of stock-based
   compensation                                      -                 248,074
                                            -----------           ------------
Net earnings (loss)- pro forma              $ (867,716)           $ (1,755,416)

Earnings (loss) per share -
   basic and diluted-as reported               $ (0.01)                $ (0.03)

Earnings (loss) per share -
   basic and diluted-pro forma                 $ (0.01)                $ (0.03)

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations when incurred and are included in operating expenses. Generally all research and development is performed internally for the benefit of the Company. The Company does not perform such activities for others. Research and development costs include salaries, utility, rents, materials and miscellaneous other items. Research and development expenses for the years ended December 31, 2003 and 2002 amounted to
$-0- and $50,595, respectively.

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

STOCK BASED COMPENSATION

The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the years ended December 31, 2003 and
2002 the Company issued 14,799,960 and 205,000 common shares, respectively, and recorded compensation expense of $428,250 and $71,148, respectively, in connection with the issuance of these shares.

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

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

NEW FINANCIAL ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No.
4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".
This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of
Accounting Principles Board No. 30 "Reporting Results of Operations". This
statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement did not have a material effect on the Company's results of operations or financial position.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on
Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others, and interpretation of FASB
Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN
45 clarifies the requirements of FASB Statement No. 5, Accounting for
Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FIN No. 46,  Consolidation of Variable Interest
Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation  requires that the assets, liabilities, and results of activities of a Variable Interest Entity
("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional  disclosures by primary  beneficiaries and other significant  variable interest holders.  For entities  acquired or created before  February 1, 2003, this  interpretation  is effective no later than the end of the first interim or reporting  period ending after March 15, 2004,  except for those VIE's that are  considered to be special purpose  entities,  for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired  subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after  December 31,
2003.  The  adoption of FIN 46 did not have a material  impact on the  Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150
clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June
15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"),
"Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS
No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after
December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company's historical disclosure.

2.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002, at cost consists of:

                                           December 31,
                                               2003
                                           -----------
Furniture and fixtures                       $ 38,304

Less: accumulated depreciation                 26,569
                                           -----------
                                             $ 11,735
                                           ===========

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to
$3,182 and $30,556, respectively.

3.       NOTES PAYABLE

a) During the second and third quarters of 2001, the Company borrowed $250,000.
The Company signed notes that were due June 1, 2001, bear interest at a rate of
5% per annum and are convertible into common stock of the Company. During
February 2002, $25,000 of these notes were repaid. The balance of the notes were not repaid and the Company was in default on these notes. On August 28, 2003, the notes were assumed by Investment Management, Inc. in exchange for 47,250,000 restricted shares of the Company's common stock. In the event of default by
Investment Management, Inc. the Company guarantees to fulfill the obligation. In addition, on August 29, 2003 the Company issued 2,250,000 shares of its common stock to the former noteholders for interest that was accrued in the amount of
$52,792 as of that date, satisfying all terms of the agreement.

Under the original terms of the notes, in the event of default, the note holder had the option to purchase 10,000 shares of the Company's common stock for $100 for each $25,000 of outstanding debt. Additionally, the notes stated that the note holders could continue to purchase common stock in the Company at a rate of
5,000 shares of common stock for $50 for each $25,000 of outstanding debt for each 30 day period until the notes were paid in full. As of December 31, 2003, the Company had received $8,150 and issued 815,000 shares of common stock. The
Company issued 260,000 shares in 2001 and 555,000 shares in 2002 to satisfy the defaults.

The Company recorded interest expense of $18,600 and $111,095 for the years ended December 31, 2003 and 2002, respectively for the difference between the fair market value of the Company's common stock and the exercise price of $.01 per common share for any shares that the note holders have a right to receive.
As of December 31, 2003, the Company was no longer in default on these notes.

b) The Company borrowed $20,000 on April 4, 2003 and $11,000 on August 28, 2003
and issued two 60 day notes to a shareholder. The Company is required to issue
42,000 and 75,000 shares per month of the Company's common stock as interest in connection with the loans, respectively. As of December 31, 2003, the Company was in default on these notes and the entire balance is due and payable. The
660,000 shares due to the noteholder for interest as of December 31, 2003 also has not been issued to the noteholder. Interest expense in the amount of $34,650 has been accrued based on the fair market value of these unissued Company common shares and is included in the Company's statement of operations for the year ended December 31, 2003. The balance due the noteholder of $31,000 is included in Notes payable - related parties on the Company's balance sheet as of December
31, 2003.

c) The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company. The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company. In February 2004, a
$10,000 note was converted into 1,000,000 shares of the Company's common stock.
As of March 19, 2004, a note in the amount of $15,000 was repaid, including
$1,000 of interest as agreed in the loan agreement. The remaining note in the amount of $10,000 has not been repaid and the Company is currently in default.
For the year ended December 31, 2003, the Company accrued $625 of interest expense on these notes which is included in the Company's statement of operations. The balance due the noteholders of $35,000 is included in Notes payable - related parties on the Company's balance sheet as of December 31,
2003.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

4.       CONVERTIBLE DEBENTURES

a) The Company entered into an agreement with Techinvest Services, Inc.
("Techinvest") for the issuance of of $250,000 of the Company's 6% convertible debentures due December 18, 2004. $75,000 was issued on December 18, 2001,
$100,000 was issued in January 2002 and $75,000 will be issued on the date a
Company's registration statement is declared effective by the Securities and
Exchange Commission. The convertible debentures are convertible at the lesser of
(i) one hundred ten percent (110%) of the average closing bid price of the
Company's common stock for the five trading days immediately preceding the closing date for the particular debenture, or (ii) 75% of the average of the six lowest closing bid prices during the 20 days prior to conversion.

In connection with the $175,000 of convertible debentures issued by the Company in December 2001 and January 2002, the Company incurred costs of $22,500, which are being amortized over the life of the debt through February 18, 2004. The
Company also recorded a beneficial conversion feature of $58,000 in connection with these convertible debentures. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid-in capital. The discount is to be amortized to interest expense through
December 31, 2004. Additionally, the Company issued 256,500 shares of common stock in 2002 as additional interest. The Company recorded the fair market value of these shares of $58,895 and reduced the carrying value of the convertible debentures by the unamortized amount of the discount and the beneficial conversion feature. For the year ended December 31, 2001 the Company amortized
$1,071 to interest expense.

On August 12, 2002, all of the outstanding debentures, $175,000, were converted into 5,688,592 shares of common stock pursuant to the terms of the agreement.
All unamortized deferred financing costs of $11,818 have been charged to paid-in-capital and discounts for the beneficial conversion feature and stock issuance costs have been charged to operations at the date of conversion. For the year ended December 31, 2002 the Company recorded $126,506 as interest expense, in connection with these debentures.

b) In September 2002, the Company issued $25,000 in convertible debentures (as part of a funding agreement with Techinvest) due September 3, 2005. The Company incurred costs of $2,518 in connection with this offering. The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $5,700 and $1,900 of interest expense for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 the debenture is convertible into 1,766,667 shares of the Company's common stock.

c) During 2002, the Company also entered into an agreement with Techinvest to acquire up to 10,000,000 common shares for an aggregate amount of up to
$3,000,000. The Company issued 80,000 shares if its common stock (valued at
$29,170) to an attorney for legal services related to this agreement which was included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2002. During 2002 the Company and
Techinvest terminated the offering.

d) The Company also granted 500,000 warrants to Techinvest in 2001 to acquire the Company's common stock. The warrants are exercisable at 110% of the average closing bid for the third trading day immediately preceding the execution date.
The warrants expire December 18, 2005.

The fair value of the 500,000 warrants amount to $75,250 and was included in deferred offering costs on the Company's balance sheet at December 31, 2001.
During 2002, the deferred offering costs were charged to operations due to the termination of the offering and is included in general and administrative expenses in the accompanying statement of operations.

5    DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a Director. . For the years ending December 31, 2002 and 2001 the Company received royalties from the related party of approximately $35,000 and $93,000, which represented 52% and
73% of revenues, respectively. The entity owned by the Director had to accept returned goods from one of its customers and accordingly, the Company had to refund royalties previously earned by approximately $25,000 and $101,000 for the years 2003 and 2002, respectively. As of December 31, 2003 and 2002, after offsetting the royalties to be returned to the entity and the royalties earned by the Company, the Company owed the related party $66,654 and $82,851, respectively.

6.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                             December 31,
                                                2003
                                             -----------
Payroll expenses                                 40,623
Payroll taxes                                    17,119
Rent                                             14,993
Interest expense -related parties                62,952
Professional fees                                20,000
Consulting fee Board of Directors               120,000
                                             -----------
                                              $ 275,687
                                             ===========

7.       LITIGATION SETTLEMENT PAYABLE

The majority shareholder and officer of the Company (Dr. Jacobson) was involved in litigation which resulted in a settlement which required Dr. Jacobson to contribute to the Company the licensing rights to patents owned by this officer and the plaintiffs. The Company received the licensing rights during 2000, and ascribed no value to them.

Under the terms of the settlement in 2000 Dr. Jacobson was required to transfer
12,000,000 shares of common stock of the Company owned by him to the plaintiffs.
As part of the settlement, the plaintiffs gave the Company licensing rights to various patents. The Company issued to the plaintiffs warrants to purchase
3,000,000 share of common stock at $.30 per share (valued at $290,000, which was included in the statement of operations during 2000). The warrants are exercisable through April 2008.

In connection with the settlement and the contribution of the licensing rights to the patents to the Company, Dr. Jacobson was issued warrants by the Company to purchase 6,000,000 shares of the Company's common stock at $.30 per share
(valued at $580,000, which was included in the statement of operations during
2000). The warrants are exercisable through April 2008.

In connection with this settlement and based upon approval of the Company's
Board of Directors and the Agreed Order Dismissing Case and Providing Relief
from the Automatic Stay (Dr. Jacobson's personal bankruptcy) both Dr. Jacobson and the Company agreed to pay the plaintiffs the sum of $1,000,000 by July 15,
2001 (as amended). Accordingly, the Company who was not previously a party to this litigation accrued and charged the statement of operations $1,000,000 during the year ended December 31, 2000. The Company agreed to pay the entire settlement after receiving the patents from Dr. Jacobson and the rights to license and distribute the products. The balance due at December 31, 2003 is
$995,000 and is payable on demand.

8.       LOANS FROM OFFICERS/SHAREHOLDERS

a. During 2002, Dr. Jacobson loaned the Company on various dates a total of
$164,500. The loans are due on demand with interest at 10%. The balance due Dr.
Jacobson at December 31, 2003 is $164,500. The Company recorded interest expense of $16,450 and $8,229 for the years ended December 31, 2003 and 2002, respectively. No interest has been paid and the balance due Mr. Jacobson for interest on the loans in the amount of $24,478 is included in accrued expenses on the Company's balance sheet at December 31, 2003.

b. During 2000, a former officer received a loan of $50,000 from the Company.
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

9.       INCOME TAXES

At December 31, 2003, the Company has net operating loss carryforwards of approximately $13,247,000, for financial reporting purposes and $8,824,000, for tax purposes, which expire in various years through 2021. The difference between financial and tax purposes results from temporary differences caused by capitalization of start-up expenditures as required by Internal Revenue Code
Section 195.

The utilization of the net loss carryforward may be limited as a result of cumulative changes in the Company's stock ownership.

Deferred income taxes reflect the impact of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforwards, the
Company has recorded a valuation allowance for the entire amount of the deferred tax asset. The deferred income tax asset is comprised of the following at
December 31, 2003 and 2002:

                                                               2003               2002
                                                             ----------       ----------
Gross deferred tax asset resulting from
  net operating loss carryforwards                          $ 3,034,000      $ 2,739,000
Valuation allowance                                          (3,034,000)      (2,739,000)
                                                             ----------       ----------
Net deferred income tax asset                               $         -      $         -
                                                             ==========       ==========

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

        December 31,                                2003                 2002
-----------------------                          ---------             -------
Federal income tax rate                           34.0%               (34.0)%

Valuation allowance on net
 operating loss carryforward                     (34.0)%                34.0%
                                                 ---------             -------
Effective income tax rate                            - %                   - %
                                                 =========             =======

10.      STOCK OPTION PLAN/STOCKHOLDERS' DEFICIENCY

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

A summary of the status of the Company's options under the Plans as of December
31, 2003 and 2002, and changes during the years then ended, is presented below:

                                                   2003                            2002
                                                         Weighted-                       Weighted-
                                                         Average                          Average
                                                         Exercise                         Exercise
                                           Shares         Price           Shares           Price
                                        ------------    ----------       -----------     ----------
Options outstanding, beginning of year    15,964,500       $ 0.19         19,151,000        $ 0.29

Options exercised                                  -       $    -                  -        $    -

Options granted                                    -       $    -          6,300,000        $ 0.18

Options cancelled/expired                   (120,000)      $ 0.35         (9,486,500)       $ 0.25
                                          ----------                      ----------
Options outstanding, end of year          15,844,500       $ 0.19         15,964,500        $ 0.19
                                          ==========                      ==========
Options price range at end of year     $.18 to $1.26                   $.18 to $1.26

Options price range for exercised
  shares                                           -                               -

Options available for grant at end
  of year                                 19,155,500                      19,155,500

Weighted- average fair value of options
  granted during the year              $           -                   $        0.04

The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002, respectively, risk-free interest rates of 6.0% to 6.0%, dividend yields of 0% and 0% , volatility factors of the expected market price of the Company's common stock of
142% and 87.38% to 183.97% and an expected life of the options of five years.

The following is a summary of changes in outstanding warrants and of options
(not included under the Plan) issued in connection with debt offerings and other services during the period ended December 31, 2003 and 2002.

                                      2003                              2002
                                                     Weighted-                        Weighted-
                                                     Average                           Average
                                                     Exercise                          Exercise
                                     Shares           Price            Shares           Price
                                   -----------      ----------        --------       -----------
Warrants outstanding,
  beginning of year                 14,600,649        $ 0.38         13,195,649         $ 0.39

Warrants exercised                           -        $    -           (350,000)        $ 0.19

Warrants granted                     4,875,000        $ 0.47          1,755,000         $ 0.27

Warrants cancelled                  (1,755,500)       $ 0.67                  -         $    -
                                    ----------       ----------      ----------      -----------
Warrants outstanding, end
  of year                           17,720,149        $ 0.27         14,600,649         $ 0.38
                                    ==========                       ==========
Warrants price range
 at end of year                   $.02 to $.90                   $.02 to $1.28

Warrants price range
 for exercised shares             $       0.00                   $         .19

Weighted-average
 fair value of warrants
 granted during the year          $       0.02                   $        0.03

The following table summarizes information about fixed stock options under the
Plan outstanding at December 31, 2003.

                                                                                            Weighted-
                            Number Out-           Average        Weighted            Number           Weighted-
       Range of             standing at          Remaining        Average        Exercisable at        Average
       Exercise             December 31,        Contractual      Exercise         December 31,        Exercise
        Prices                  2003               Life            Price              2003              Price
------------------------ -------------------  ---------------- --------------  -------------------  --------------
     $.018 to $.18                6,300,000         3.5              $ 0.018          5,240,000         $ 0.018
     $ .19 to $.30                7,107,500         2.5               $ 0.23          6,396,750         $  0.25
     $.32 to $1.26                1,642,000         1.5               $ 0.63          1,642,000         $  0.63
     $ .35 to $.45                  795,000         0.5               $ 0.21            795,000         $  0.21
                                 ----------                                          ----------
                                 15,844,500                                          14,073,750
                                 ==========                                          ==========

During 2003, the Company issued 14,799,960 shares of common stock for services in the amount of $428,250 (valued at $0.03 to $0.06 per share), of which
$209,500 is included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2003. The balance of
$218,750 is included in prepaid expenses on the Company's balance sheet at
December 31, 2003. See Note 11 of Notes to Financial Statements.

During 2003, the Company entered into private sales of 11,565,000 shares of common stock at $0.01 to $0.03 per share, aggregating $136,150, of which $22,000 was received in 2002. The Company included $7,500 of proceeds received in 2002 as common stock to be issued on the Company's balance sheet at December 31,
2003. In connection with the private sales, the Company issued warrants to purchase 4,875,000 shares of common stock of the Company at $.05 to $.20 per share (valued at $102,873), which is included in the Company's statement of deficiency for the year ended December 31, 2003. The warrants are exercisable for a period of 24 months from the date of issuance.

During 2003, the Company entered into a private sale of 2,050,000 shares of the
Company's preferred stock. The Company received an aggregate of $127,500 in connection with these shares. The shares were issued in 2004 and the proceeds are included on the Company's balance sheet at December 31, 2003 as preferred stock to be issued.

During 2002, the Company issued 2,353,645 shares of common stock for services of
$212,724 (valued at $.03 to $.35 per share), which is included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2002.

Pursuant to continuing agreements for product endorsements on March 21, 2002 the
Company issued 205,000 shares of common stock in satisfaction of $71,148 (valued at $.35 per share) of accrued liabilities at December 31, 2001.

During 2002, the Company entered into private sales of 3,688,753 shares of common stock at $.0275 - $.16 share, for an aggregate of $245,500. The Company issued 1,550,000 of these shares for in 2003 and included $29,500 of the proceeds as common stock to be issued on the Company's balance sheet at December
31, 2002. In connection with the private sales, the Company issued warrants to purchase 1,755,000 shares of common stock of the Company at $.18 - $.40 per share (valued at $45,242), which is included in the Company's statement of stockholders' deficiency for the year ended December 31, 2002. The warrants are exercisable for a period of 18 - 24 months from the date of issuance.

The Company was required to issue 30,000 shares of common stock due at December
31, 2001 pursuant to provisions of a bridge loan. An additional 525,000 shares of common stock were issued in 2002 relating to 2002 transactions. The Company recorded $116,645 of interest expense in 2002 in connection with the transactions. See Note 3 of Notes to Financial Statements.

In connection with the Techinvest funding the Company issued 336,500 shares of common stock (valued at $47,110) for services relating to 2001 and 2002 funding transactions. The fair value of the shares of common stock issued for 2001 and
2002 fundings are being amortized over the period the debt is outstanding. The
Company expensed the entire $47,110 in the Company's statement of operations for the year ended December 31, 2002 as the debentures for $175,000 were converted into common stock during 2002 and the investment agreement relating to the services was terminated during 2002. During August 2002, $175,000 of debentures were converted into 5,688,592 shares of common stock. See Note 4 of Notes to
Financial Statements.

During 2002, pursuant to a consulting agreement, a warrant holder exercised the cashless exercise provision of options to acquire 350,000 shares of common stock which resulted in the holder receiving 128,948 shares of common stock.

On March 15, 2002 and December 16, 2002, the Company granted options to purchase
6,300,000 shares of common stock to officers and directors. These options are exercisable at $.18 to $.24 per share.

On April 17, 2002 the Board of Directors cancelled 8,595,000 options to purchase common stock that were granted to directors and officers during the year ended
December 31, 2001.

Of the total warrants outstanding at December 31, 2003 8,720,149 expire on various dates from 2004 through 2006 and 9,000,000 expire in 2008.

11.      COMMITMENTS AND CONTINGENCIES

Leases

The Company is currently leasing office space under a non-cancelable operating lease in Boyton Beach, Florida at the rate of $6,100 per month through March
2005. Rent expense for the years ended December 31, 2003 and 2002 amounted to
$102,798 and $88,323, respectively.

The approximate minimum lease payments are as follows:

Year ending December 31,

                2004                                $  80,000
                2005                                   21,000
                                                    ---------
                                                    $ 101,000
                                                    =========

License Agreement

In April 2003, the Company entered into a six year license agreement with
P.E.R., Inc. ("Licensee"). Royalties shall be paid to the Company by licensee based on $30 per unit for each portable unit sold for $499 plus 10% of the gross profit (as defined) of licensee. All units above $500 and all add-on and replacement parts will inure a 15% royalty based on gross profit. (as defined)
No revenue has been received as of December 31, 2003.

In addition, there is an initial license payment for $100,000 to be received by the Company in consideration in granting the license. As of December 31, 2003,
$28,000 has been received with the remaining balance due April 4, 2004. For the year ended December 31, 2003 the Company recorded $12,500 of license fee revenue and the balance of $15,500 is included in deferred revenue on the Company's balance sheet at December 31, 2003.

Consulting Agreement

On August 12, 2003, the Company entered into a consulting services agreement with Med Visor Financial Group Inc. ("MedVisor") for a period of one year.
Compensation for the services is $350,000, of which $131,250 is included in general and administrative expenses for the year ended December 31, 2003. The balance of $218,750 is included in prepaid expenses on the Company's balance sheet at December 31, 2003. The Company issued MedVisor 12,750,000 restricted shares of the Company's common stock as payment in connection with these services.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with our independent certified public accountants on accounting or financial disclosure.

ITEM 8A. Controls and Procedures

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

Name                                Age         Position (1)

Dr. Jerry I. Jacobson (2)           57          Chairman of the Board,
                                                Chief Executive Officer
                                                and Chief Science Officer

Harvey Grossman                     56          President, Chief Operating Officer
                                                Secretary and Director

Anthony P.Fusco, Jr.                59          Vice President - Operations

Sidney Paul Martin                  51          Director

Michael P. Steigman                 58          Director

(1)      All Directors and Officers are elected for terms of one year and until their  successors  have been  elected and  qualified.  Vacancies in the existing  Board are filled by majority  vote of the remaining
         Directors. Board members are serving without compensation. Officers serve at the pleasure of the Board.

(2)      Debra M. Jacobson resigned from the Board of Directors on March 26,
         2004. Dr. Jerry I. Jacobson and Debra M. Jacobson were divorced on
         March 11, 2004.

         Alfonso Serrato resigned as a director on April 2, 2004. On April 7,
2004, Harvey Grossman was elected a director to fill one of the vacancies on the
Board.

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

        HARVEY GROSSMAN was appointed as Vice President in May 2001, and in
December 2002 was elected President, Chief Operating Officer and Secretary. He served as Chief Operating Officer until September 2003 and was reappointed as
Chief Operating Officer and elected a director on April 7, 2004. He has been an associate and friend for 14 years and, prior to his joining us, he acted as a consultant to various companies in the communications and media areas. His responsibilities include communications, education, media and public relations.
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

        ANTHONY P. FUSCO, JR. was appointed Vice President and Chief Operating
Officer in September 2003 and Vice President - Operations in April 2004. Mr.
Fusco has over thirty years experience of broad managerial expertise. He has served as CEO at Ideal Marketing Concepts, Inc., a wholesale Pharmaceutical
Company, CEO and President of Island Bar Service, Inc., of New York, a full service provider to the bar and restuarant industry, and consulted with various investment banking groups in the mergers and acquisition arena. Mr. Fusco holds both Baccalaureate and Master's degrees in Mathematics from Fordham University,
New York. For the last five years, he has taught Mathematics on a part time basis and recently as an Adjunct Professor at various institutions of higher learning in South Florida, including City College and Keiser College.

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

        We established an audit committee on February 28, 2004, consisting of
Michael P. Steigman, one of our directors, who is an independent director. The
Board of Directors has determined that Mr. Steigman qualifies as an audit committee "financial expert" under the rules of the Securities and Exchange
Commission.

        The Board of Directors has appointed Sidney Paul Martin and Michael
Steigman, both independent directors, as the Stock Option Committee.

        We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended December
31, 2002 and 2001:

Summary  Compensation  Table
------------------------------------------
                                                      Long-Term Compensation
Annual Compensation                                Awards               Payouts
---------------------------------------------       --------------------------
(a)              (b)     (c)      (d)     (e)      (f)        (g)                     (h)       (i)
Name
and                                      Other    Restricted   Securities
Principal                                Annual   Stock        Underlying            LTIP      All Other
Position         Year   Salary   Bonus   Comp.                 Awards(1) Options/    Payouts   Comp.
                 (1)     ($)      ($)     ($)      ($)         SARs(#)               ($)       ($)
 -------------- ----   ------   -----   ------   ----------   ----------             -------   ---------

Dr. Jerry I.
Jacobson        2003    -0-
Chairman (2)
                2002    -0-                                    2,000,000/0

Alfonso         2002    -0-                                      750,000/0
Serrato

(1) Fiscal years ended December 31, 2003 and 2002.

(2) Dr. Jacobson, the Company's Chief Executive Officer up to December
31, 2003, did not receive any cash compensation from the Company. However, Dr.
Jacobson and each of the other directors and executive officers of the Company have received various stock issuances and stock option grants from the Company.
There were no issuances or stock grants to directors and officers in 2003.
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

Option/SAR Grants in Last Fiscal Year

        There were no options granted to our officers and directors in our last fiscal year.

        The following table summarizes the number and value of unexercised options held by our Chairman and Chief Executive Officer as of December 31,
2003. The options shown below do not include options held by Debra M. Jacobson, the wife of Dr. Jerry I. Jacobson.

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
                                                                       2,770,000/40,000

        The above value has been  calculated  based on closing price of the common stock as quoted on the OTC Bulletin Board on December 31, 2003.

        No officer or Director exercised any options in the fiscal year ended
 December 31, 2003.

Compensation of Directors

        The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 31, 2004, the beneficial ownership of the common stock of the Company by each person beneficially owning more than 5% of such securities, by each of the directors and executive officers of the Company, and by the directors and executive officers of the Company as a group.

                                         Number                    Percentage
Beneficial Owner

Officers, Directors and 5%
Beneficial Owners
Dr. Jerry I. Jacobson (3)               25,559,673                   11.42%
Debra M. Jacobson (4)                   22,596,101                   10.22%
Sidney Paul Martin (5)                   1,906,000                      *
Michael P. Steigman (9)                    530,000                      *
Harvey Grossman (6)                      2,247,500                    1.10%
Anthony Fusco (8)                          500,000                      *
All Directors and Officers              39,318,721                   13.43%
 as a Group (4  persons)
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

(3)      Includes 15,000,000 shares of common stock issuable upon conversion of
         15,000 shares of our Series A Convertible Preferred Stock held by Dr.
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
         The conversion ratio is 1,000 shares of common stock for each share of preferred stock. This figure includes 3,789,673 shares of common stock owned of record by Dr. Jacobson. The number of shares shown does not include 700,000 shares which are owned by Dr. Jacobson's children
         (Jacqueline Jacobson-250,000;Faith Jacobson-250,000;Maria
         Jacobson-100,000; and Solomon Jacobson-100,000, the latter being the only one of the children that at this date is not a minor), nor
         1,000,000 shares owned of record by the Perspectivism Foundation, of which Dr. Jacobson is the founder and a director. Dr. Jacobson disclaims any beneficial interest in the shares owned by his children, his wife or the Perspectivism Foundation. In addition, Dr. Jacobson holds received 3,000,000 warrants expiring April 2008, with an exercise price of $.30 per share (the "Warrants") for assignment of his two-thirds interest in a patent relating to Therapeutic Treatment of Mammals; the Warrants are reflected in the above table. The
         Warrants are subject to adjustment in the event of merger, consolidation, recapitalization, reorganization, stock split or stock dividend. No such event has occurred since the issuance of the
         Warrants. Dr. Jacobson's ownership shown in this table includes
         3,770,000 shares issuable pursuant to presently exercisable options.
         Dr. Jacobson has been issued options to purchase an aggregate of
         5,170,000 shares of our common stock issued under our Stock Option
         Plans, at per share exercise prices ranging from $.20 to $.018, expiring at various dates from October 31, 2003 to February 28, 2009.

(4)      This figure includes 3,596,101 shares owned of record by Mrs.
         Jacobson (of which 2,102,473 shares were received in her and Dr.
         Jacobson's divorce) and 1,000,000 shares subject to a presently exercisable warrant held by Ms. Jacobson. The figure also included
         15,000 shares of Series A Convertible Preferred Stock and warrants to purchase 3,000,000 shares of our common stock transferred by Dr.
         Jacobson to her in the divorce. This figure also excludes 1,000,000 shares owned of record by the Perspectivism Foundation, to which Ms.
         Jacobson donated the shares and of which Ms. Jacobson is a director.
         Ms. Jacobson disclaims any beneficial interest in those shares.

(5)      Mr. Martin owns 92,000 shares of common stock directly, and his wife, Nanda Martin owns 10,000 shares directly. Mr. Martin holds options to purchase 2,307,000 shares of our common stock granted under our Stock Option Plans, at exercise prices ranging from $.018 to $1.26 per share, expiring at various dates from August 12, 2004, to February
         28, 2009, of which options to purchase 1,784,000 shares are presently exercisable. Mr. Martin holds warrants, expiring December 31, 2004, to purchase 20,000 shares of common stock at an exercise price of $.63 per share.

(6)      Includes 2,247,000 shares comprising the exercisable portion of options to purchase an aggregate of 3,125,000 shares under our Stock
         Option Plans. Mr. Grossman was awarded five year options under these
         Plans as follows: 25,000 shares at a per share exercise price of $.30 on April 2, 2001; 300,000 shares at a per share exercise price of $.25 on July 2, 2001; 150,000 shares at a per share exercise price of $.24 on November 29, 2001; 1,500,000 shares at a per share exercise price of $.018 on December 16, 2002; and 1,000,000 shares at a per share exercise price of $.02 on February 28, 2004.

(7)      Mr. Fusco was granted a five-year option to purchase 1,000,000 shares of common stock at an exercise price of $.02 per share on
         February 28, 2004.

(8)      Includes 10,000 shares of common stock owned directly by Mr.Steigman.
         Mr.  Steigman  holds  options to purchase an aggregate of 800,000 shares of our common stock, of which options to purchase  520,000 share are presently exercisable,  expiring from December 16, 2007 to February 28, 2009,  at exercise  prices  ranging from $.018 to $.02.

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

        To date, we have entered into two agreements with Serrato Enterprises
L.L.C. ("Serrato Enterprises"), an entity controlled by Alfonso Serrato, a former director of the Company. In February 1999, we executed a ten-year license agreement with Serrato Enterprises for the marketing and distribution of our chronic pain reduction products in continental Europe, Latin America, Japan,
Australia, New Zealand and the Middle East, excluding Israel. In January 2000, we further executed a ten-year manufacturing agreement with Serrato
Enterprises-BioRes Medical, S.L., under which we will receive manufacturing royalties based on type and production volume of resonators manufactured by
Serrato Enterprises. Through Serrato Enterprises, we sell or lease Jacobson
Resonators to these facilities and receive 16% of distribution fees, payable quarterly, in addition to $1500 per unit manufacturing royalties for the 4' and
7' models and $1200 for the 18" and 22" models and $2.00 for each treatment session computer card sold.

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

        We are in the process of negotiating with Serrato Enterprises for the restructure of his agreements with us.

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

See "Security Ownership of Certain Beneficial Owners and Management" above for terms of options to purchase shares of our common stock granted to Dr. Jerry I.
Jacobson, our Chairman and Chief Executive Officer, Harvey Grossman, our
President, and our directors Alfonso Serrato (a former director as of April 2,
2004), Sidney Paul Martin, and Michael Steigman in our fiscal year ended
December 31, 2002.

On February 28, 2004, the Stock Option Committee of the Board of Directors
authorized the issuance of the following five- year options under our stock option plans:

Name                                    No. of Shares

Dr. Jerry I. Jacobson                    2,000,000
Harvey Grossman                          1,000,000
Anthony Fusco                            1,000,000
Sidney Paul Martin                         400,000
Michael Steigman                           400,000

        The terms of these options were that the options were exercisable at
$.02 per share and would vest 50% upon the date of grant, an additional 30% one year from the date of grant, an additional 10% two years from the date of grant, and would be fully vested three years from the date of grant.

        Debra M. Jacobson resigned from our Board of Directors on March 26,
2004. In connection with Ms. Jacobson's resignation, in settlement with her, we issued her a warrant to purchase 1,000,000 shares of our common stock, for a period of three years, at an exercise price of $.015 per share. Ms. Jacobson's stock options were cancelled effective with her resignation.

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
               Convertible Debentures, dated December 18, 2001, between the
               Company and Tecinvest Services, Inc. *****
4.16           Convertible Debenture issued September 3, 2002, to Tecinvest
               Services, Inc.******
4.17           Warrant, dated March 26, 2004, issued by the Company to Debra M.
               Jacobson (filed herewith)
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
10.8           License Agreement Dated August 27, 2000, Between the Company and
               Enviro Wood Fibre Block & Brick, Inc. ***
10.9           License Agreement, dated April 4, 2003, between the Company and
               P.E.R., Inc.******
10.10          Agreement, dated August 26, 2003, between Jacobson Resonance
               Enterprises, Inc. and CSB5 Management Company Limited.*******

21             List of Subsidiaries* 31 Certification of Dr. Jerry I. Jacobson
               Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002, filed herewith.

32             Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes- Oxley Act of 2002, filed herewith.

*       Filed as Exhibits to the Company's Form 10-SB, filed on October 27, 1999.
**      Filed as Exhibits to the Company's Form 10K-SB, filed on April 24, 2000.
***     Filed as an Exhibit to the Company's Form 10K-SB, filed on April 17, 2001
****    Filed as Exhibits to the Company's Form S-8, filed January 11, 2002
*****   Filed as Exhibits to the Company's Form SB-2, filed February 4, 2002
******  Filed as Exhibits to the Company's Form 10-KSB, filed May 15, 2003
******* Filed as an Exhibit to the Company's 10-QSB, filed November 14, 2003

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Aggregate fees for the last two years: 2002-$32,000; 2003-$75,109

(2)      Audit related fees: 2002-$30,000; 2003-$73,109

(3)      Tax fees:  2002-$2,000; 2003-$2,000

(4)      All other fees. NA

(5)      Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant's full time employees. NA

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2004         JACOBSON RESONANCE ENTERPRISES, INC.
        (Registrant)

                            By:  /s/  Jerry I. Jacobson
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

Signature                                           Position

/s/ Dr. Jerry Jacobson            Dr. Jerry I. Jacobson, Chairman of the
Date Signed:  April 8, 2004       Board of Directors and Chief Executive Officer
                                  (Chief Executive and Financial Officer)

/s/ Harvey Grossman               Harvey Grossman, President,
Date Signed:  April 8, 2004       Chief Operating Officer
                                  and Director

/s/ Paul Martin Sidney            Paul Martin, Director
Date Signed:  April 8, 2004

/s/ Michael Steigman              Michael P. Steigman, Director
Date Signed: April 8, 2004

Exhibit Index

Exhibit Number      Description

4.17               Warrant, dated March 26, 2004, issued by the Company to Debra
                   M. Jacobson
31                 Certification of Dr. Jerry I. Jacobson Pursuant to Pursuant
                   to Section 302 of the Sarbanes-Oxley Act of 2002, filed
                   herewith.
32                 Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C.
                   Section 1350, as Adopted Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002, filed herewith.

