Form 10QSB
period 2004-03-31
JACOBSON RESONANCE ENTERPRISES INC
filed 2004-05-14
CIK 1089393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-27847

JACOBSON RESONANCE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0684400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8200 Jog Road, Suite 100, Boynton Beach, Florida 33437
(Address of principal executive offices)

(561) 752-4141
(Issuer's telephone number)

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	May 12, 2004
Common stock, $ 0.001 par value	203,331,555

JACOBSON RESONANCE ENTERPRISES, INC.

TABLE OF CONTENTS

Page No.

PART I. - FINANCIAL INFORMATION

ITEM I - Unaudited Financial Statements

Balance Sheet as of March 31, 2004 (Unaudited)	2

Statements of Operations for the Three Months Ended March 31, 2004
and 2003 (Unaudited)	4

Statements of Cash Flows for the Three Months Ended March 31, 2004
and 2003 (Unaudited)	5

Notes to Financial Statements (Unaudited)	7

ITEM 2 - Management's Discussion and Analysis or Plan of Operation	16

ITEM 3 - Controls and Procedures	19

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES	20

ITEM 5 - OTHER INFORMATION	20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	21

Signatures	22

PART I. Financial Information

    Item 1. Financial Statements

        Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

        The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACOBSON RESONANCE ENTERPRISES, INC
BALANCE SHEET
(Unaudited)

March 31, 2004
ASSETS
Current Assets:
Cash	$128,560
Accounts receivable	24,625
Prepaid expenses	131,817

Total Current Assets	285,002

Property, plant and equipment - net	10,938

Other Assets:
Deferred financing costs - net	28
Deposits	1,395

Total Other Assets	1,423

TOTAL ASSETS	$297,363

See Notes to Financial Statements.

JACOBSON RESONANCE ENTERPRISES, INC
BALANCE SHEETS
(Unaudited)

March 31, 2004
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable	$41,000
Accounts payable	561,112
Investment in joint venture	40,781
Accrued expenses	291,203
Litigation settlement payable	995,000
Deposits on common stock to be issued	7,500
Deposits on preferred stock to be issued	127,500
Due to related party	66,654
Due to officer/shareholder	164,550
Deferred income	11,333

Total Current Liabilities	2,306,633
Long -Term Debt:
Debentures payable, face value of $25,000
(Net of beneficial conversion feature
and costs of $1,715)	23,285

Total Liabilities	2,329,918

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock $.001 par value - authorized
5,000,000 shares; outstanding 30,000 shares	30
Common stock $.001 par value - authorized
300,000,000 shares; outstanding 203,040,617 shares	203,041
Additional paid in capital	11,828,028
Deficit	(13,624,654)

(1,593,555)
Subscription receivable	(439,000)

Total Stockholders' Deficiency	(2,032,555)

Total Liabilities and Stockholders' Deficiency	$297,363

See Notes to Financial Statements.

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$9,092	$53,505

Costs and expenses:
General and administrative	226,610	197,696

Loss from operations	(217,518)	(144,191)
Other income (expense):
Interest expense	(18,387)	(12,325)
Loss from joint venture	(40,781)	--

	(59,168)	(12,325)

Net loss	$(276,686)	$(156,516)

Loss per common share - basic	$--	$--

Loss per common share - diluted	$--	$--

Weighted average number of
common shares outstanding - basic
and diluted	152,059,204	72,959,287

See Notes to Financial Statements.

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(276,686)	$(156,516)
Adjustments to reconcile net loss to
net cash flows used in operating:
Depreciation	797	808
Amortization of debt discount	1,425	1,425
Loss from joint venture	40,781	--
Non-cash fair value of common stock
issued for services	100,395	55,350
Non-cash fair value of common stock
issued for interest expense	5,492	8,213
Changes in operating assets and liabilities	(46,295)	59,893

Net Cash Used in Operating Activities	(174,091)	(30,827)

Cash flow from financing activities:
Payment of note payable	(15,000)	--
Proceeds from common stock to be issued	15,000
Proceeds from issuance of common
stock	310,625	11,650

Net Cash Provided by Financing Activities	295,625	26,650

See Notes to Financial Statements.

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Increase (decrease) in Cash and
Cash Equivalents	121,534	(4,177)
Cash and Cash Equivalents-Beginning
of Period	7,027	4,177

Cash and Cash Equivalents-End of of Period	$128,561	$--

Noncash Investing and Financing Activities:

Issuance of common stock paid in advance	$--	$22,000

Issuance of common stock for services	$12,895	$55,350

Issuance of common stock in settlement
of liabilities	$10,000	$--

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	$(4,925)	$--
Decrease in prepaid expenses and other	--	49,519
(Decrease) increase in accounts payable and	(37,204)	53,452
accrued expenses
Decrease in due to related party	--	(43,078)
Decrease in litigation settlement payable	--	--
(Decrease) increase in deferred income	(4,166)	--

	$(46,295)	$59,893

Supplementry Information:
Cash Paid During the Period for Interest	$1,160	$--

Income Taxes	$--	$--

See Notes to Financial Statements.

JACOBSON RESONANCE ENTERPRISES, INC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

    1.        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jacobson Resonance Enterprises, Inc (the “Company”) is a bio-tech and bio-medical enterprise involved in the development of resonance and electro-magnetic equipment, processes and applications. Applications for the use of resonance technology in the medical, veterinary medicine, food, agricultural, recreational, pharmaceutical, and environmental industries are currently being pursued.

On January 10, 2001, a subsidiary of Jacobson’s licensee, Serrato Enterprises LLC, received the CE-Mark by the Health Authorities of the European Union in conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of Jacobson resonators throughout the nation members of the European Union. This approval covers the broad spectrum of chronic pain caused by arthrosis of the knee. In addition, full approval and clearance for manufacturing of all model resonators have been received by the Spanish Ministry of Spain under the same CE-Mark license.

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

On February 11, 2004 the United States Food & Drug Administration responded to the Company's request to use Jacobson Resonators to “enhance feelings of relaxation” by stating that it does not intend to enforce premarket requirements on the Jacobson Resonator used for this purpose. This permits the Company to lease/sell resonators in the healthcare, leisure, beauty and sports arenas.

BASIS OF PRESENTATION AND PLAN OF OPERATION

The balance sheet as of March 31, 2004, and the statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred losses of $271,194 for the three months ended March 31, 2004 and $13,619,163 since its inception in 1996 and as of March 31, 2004 has a working capital deficit of approximately $2 million. The Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the Company’s products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

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

The Company has not yet received FDA clearance for the commercialization of its clinical resonators in the United States. There is no assurance that FDA clearance will be granted for any of the Company’s products at any time in the future. The Company plans to distribute the clinical models of the Jacobson Resonators in the U.S primarily through existing medical device distributors and distribute portable models as well. Clinical operations in other venues not requiring the afore-mentioned clearances are planned to generate revenues, as well as penetration into the veterinary market which does not require said regulatory clearances.

In December 2003, the Company entered a joint venture to open a pain management clinic in Nassau, Bahamas. For the four months ended April 30, 2004, the Company has averaged 50 to 60 treatment sessions per week.

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

ACCOUNTING POLICIES

      Revenue Recognition

The Company recognizes revenue in accordance with the guidance in SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (“SAB 401”). Revenues from treatments and royalties are recognized when they are earned. Revenue from sale of resonance equipment is recorded when the equipment is shipped to customers and title has passed. License fee income is recognized over the life of the agreement.

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

      Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the convertible debt, stock options, warrants and convertible preferred stock.

      Deferred Financing Costs

Deferred financing costs are the costs associated with the issuance of the 6% debentures and are being amortized over the term of the debentures. Deferred financing costs amounted to $393 for the three months ended March 31, 2004 and 2003, respectively, and are included in the Company’s statement of operations.

      Stock -Option Plan

The Company accounts for equity-based compensation issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123 “Accounting for Stock-Based Compensation-Transition and Disclosure”.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123). Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss - as reported	$(271,195)	$(156,516)
Stock-based compensation
expense using fair value method	(162,603)	--

Net loss - pro forma	$(433,798)	$(156,516)

Loss per share -
basic and diluted-as reported	$--	$--

Loss per share -
basic and diluted-pro forma	$--	$--

During the three months ended March 31, 2004, the Company granted options to its officers, Directors and Advisory Board members of the Company to purchase 9,000,000 shares of the Company’s common stock at an exercise price of $.02 per share expiring February 2009. The fair market value at the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 0%, expected volatility of 142%, risk-free interest rate of 6%, and expected lives of five years.

      Evaluation Of Long-Lived Assets

Long-lived assets are assessed for recoverability on an on-going basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived assets over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

1.1 Depreciation And Amortization

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

      Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the three months ended March 31, 2004 and 2003 the Company issued 500,000 and 1,330,000 common shares, respectively, and recorded compensation expense of $12,895 and $55,350, respectively, in connection with the issuance of these shares.

      Fair Value Of Financial Instruments

For financial instruments including cash, accounts payable, accrued expenses, and convertible debt, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

1.2 Patents

The Company has charged operations for costs representing legal expenses associated with the application to obtain certain patents awarded to the Company’s principal stockholder. The Company has a licensing agreement for the use of the patents.

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

2. MERGER

On January 6, 2004, the Company and Dr. Notes, Inc. (“Dr. Notes”) entered into a merger agreement. Dr. Notes is the owner of various different applications of software created to help health care providers become more effective by reducing the overhead costs incurred by present record management procedures. The merger become effective January 6, 2004 and Dr. Notes ceased to exist.

The Company issued 1,000,000 shares of its common stock in exchange for the outstanding shares of Dr. Notes which equated the aggregate fair market value of approximately $50,000 of Dr. Notes at the time of merger.

3.     SUBSCRIPTION AGREEMENTS

As part of the merger agreement with Dr. Notes the rights and obligations of Dr. Notes under a subscription agreement ensured to the benefit of and became binding upon the Company, so that any subsequent funding under the subscription agreement would be received by the Company.

Dr. Notes entered into a subscription agreement with these Colorado Accredited Investors whereby Dr. Notes sold $1,000,000 in convertible debentures, together with underlying authorized but unissued shares of common stock of Dr. Notes into which the Dr. Notes debenture maybe converted to those Accredited Investors. Pursuant to Rule 504(b)(1)(iii) of Regulation D, securities issued under a state law exemption that permit general solicitation and general advertising so long as sales are made only to Accredited Investors are unrestricted. Since Section 11-51-308 (1) (p), C.R.S., and Sec. 51-3-13B, Colorado Regulations, promulgated thereunder, permits general solicitation and general advertising of securities so long as sales are made only to “accredited investors’; and since the Dr. Notes Convertible Debentures were offered and sold exclusively to accredited investors which are residents of Colorado, Dr. Notes, Inc. issued, and the Accredited Investors purchased, unrestricted securities within the meaning of Rule 504 (b) (a) (iii) and Section 11-51-308 (1) (p), Colorado Revised Statutes, and Sec. 51-3-13B, Colorado Regulations.

Subsequent to the merger, the Company deposited 55,000,000 shares of unrestricted shares of the Company’s common stock with an escrow agent as security for its performance under the Dr. Notes agreement. If all the debentures are converted the Company expects to receive approximately $700,000 in funding, the balance for the original Dr. Notes agreement.

As of March 31, 2004 the Company received $265,000 and issued 21,079,623 shares after the conversion. In April 2004, the Company received an additional $75,000 and issued 9,898,853 of the Company’s common stock.

4. INVESTMENTS

The equity method of accounting is used for the Company’s joint venture in the Bahamas, where the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investment between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company’s equity is the net loss of this investment is reported in other income (expense) in the Company’s statement of operations.

5.     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004, at cost consists of:

Furniture and fixtures	$38,304
Less: accumulated depreciation	27,366

$10,938

Depreciation expense for the three months ended March 31, 2004 and 2003 amounted to $797 and $808, respectively.

6.     NOTES PAYABLE

a)     During the second and third quarters of 2001, the Company borrowed $250,000. The Company signed notes that were due June 1, 2001, bear interest at a rate of 5% per annum and are convertible into common stock of the Company. During February 2002, $25,000 of these notes were repaid. The balance of the notes were not repaid and the Company was in default on these notes. On August 28, 2003, the notes were assumed by Investment Management, Inc. in exchange for 47,250,000 restricted shares of the Company’s common stock. In the event of default by Investment Management, Inc. the Company guarantees to fulfill the obligation. In addition, on August 29, 2003 the Company issued 2,250,000 shares of its common stock to the former noteholders for interest that was accrued in the amount of $52,792 as of that date, satisfying all terms of the agreement.

Under the original terms of the notes, in the event of default, the note holder had the option to purchase 10,000 shares of the Company’s common stock for $100 for each $25,000 of outstanding debt. Additionally, the notes stated that the note holders could continue to purchase common stock in the Company at a rate of 5,000 shares of common stock for $50 for each $25,000 of outstanding debt for each 30 day period until the notes were paid in full. As of December 31, 2003, the Company had received $8,150 and issued 815,000 shares of common stock. The Company issued 260,000 shares in 2001 and 555,000 shares in 2002 to satisfy the defaults.

The Company recorded interest expense of $12,325 for the three months ended March 31, 2003 for the difference between the fair market value of the Company’s common stock and the exercise price of $.01 per common share for any shares that the note holders have a right to receive.

b)	The Company borrowed $20,000 on April 4, 2003 and $11,000 on August 28, 2003 and issued two 60 day notes to a shareholder. The Company is required to issue 42,000 and 75,000 shares per month of the Company’s common stock as interest in connection with the loans, respectively. As of March 31, 2004, the Company was in default on these notes and the entire balance is due and payable. The 1,011,000 shares due to the noteholder for interest as of March 31, 2004 also has not been issued to the noteholder. Interest expense in the amount of $4,124 has been accrued based on the fair market value of these unissued Company common shares and is included in the Company’s statement of operations for the three months ended March 31, 2004. The balance due the noteholder of $31,000 is included in Notes payable — related parties on the Company’s balance sheet as of March 31, 2004.

c)	The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company. The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company. In February 2004, a $10,000 note was converted into 1,000,000 shares of the Company’s common stock. In connection with this loan, the Company issued the noteholder warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05 per share expiring February 2006. The fair value of the warrants issued was $5,491 and is included in the Company’s statement of operations for the three months ended March 31, 2004 as interest expense. As of March 19, 2004, a note in the amount of $15,000 was repaid, including $1,000 of interest as agreed in the loan agreement. The remaining note in the amount of $10,000 has not been repaid and the Company is currently in default. For the three months ended March 31, 2004, the Company accrued $125 of interest expense on these notes which is included in the Company’s statement of operations. The balance due the noteholder of $10,000 is included in Notes payable — related parties on the Company’s balance sheet as of March 31, 2004.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

7.     CONVERTIBLE DEBENTURES

In September 2002, the Company issued $25,000 in convertible debentures as part of a funding agreement with Techinvest Services, Inc. (“Techinvest”) due September 3, 2005. The Company incurred costs of $2,518 in connection with this offering. The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $1,425 of interest expense for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 the debenture is convertible into 3,333,333 shares of the Company’s common stock.

8.     DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a former Director of the Company. For the three months ending March 31, 2004 and 2003 the Company received royalties from the related party of approximately $-0- and $43,000, which represented 0% and 80% of revenues, respectively. The entity owned by the Director had to accept returned goods from one of its customers and, accordingly, the Company had to refund royalties previously earned. As of March 31, 2004, after offsetting the royalties to be returned to the entity and the royalties earned by the Company, the Company owed the related party $66,654.

9.     ACCRUED EXPENSES

        Accrued expenses consist of the following:

March 31, 2004
Payroll expenses	$41,958
Payroll taxes	25,480
Rent	14,993
Interest expense -related parties	74,689
Professional fees	14,083
Director fees	120,000

$291,203

10.     LITIGATION SETTLEMENT PAYABLE

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

In connection with the settlement and the contribution of the licensing rights to the patents to the Company, Dr. Jacobson was issued warrants by the Company to purchase 6,000,000 shares of the Company’s common stock at $.30 per share (valued at $580,000, which was included in the statement of operations during 2000). The warrants are exercisable through April 2008.

In connection with this settlement and based upon approval of the Company’s Board of Directors and the Agreed Order Dismissing Case and Providing Relief from the Automatic Stay (Dr. Jacobson’s personal bankruptcy) both Dr. Jacobson and the Company agreed to pay the plaintiffs the sum of $1,000,000 by July 15, 2001 (as amended). Accordingly, the Company who was not previously a party to this litigation accrued and charged the statement of operations $1,000,000 during the year ended December 31, 2000. The Company agreed to pay the entire settlement after receiving the patents from Dr. Jacobson and the rights to license and distribute the products. The balance due at March 31, 2004 is $995.000 and is payable on demand.

11.     LOANS FROM OFFICERS/SHAREHOLDERS

During 2002, Dr. Jacobson loaned the Company on various dates a total of $164,500, none of which has been repaid as of March 31, 2004. The loans are due on demand with interest at 10%. The Company recorded interest expense of $4,113 for the three months ended March 31, 2004 and 2003, respectively. No interest has been paid and the balance due Mr. Jacobson for interest on the loans in the amount of $28,590 is included in accrued expenses on the Company’s balance sheet at March 31, 2004.

12.     COMMITMENTS AND CONTINGENCIES

License Agreement

In April 2003, the Company entered into a six year license agreement with P.E.R., Inc. (“Licensee”). Royalties shall be paid to the Company by licensee based on $30 per unit for each portable unit sold for $499 plus 10% of the gross profit (as defined) of licensee. All units above $500 and all add-on and replacement parts will inure a 15% royalty based on gross profit. (as defined) No revenue has been received as of March 31, 2004.

In addition, there is an initial license payment for $100,000 to be received by the Company in consideration in granting the license. As of March 31, 2004, $28,000 has been received with the remaining balance due July 4, 2004. For the three months ended March 31, 2004 the Company recorded $4,186 of license fee revenue and the balance of $11,333 is ,included in deferred revenue on the Company’s balance sheet at March 31, 2004.

Consulting Agreement

On August 12, 2003, the Company entered into a consulting services agreement with Med Visor Financial Group Inc. (“MedVisor”) for a period of one year. Compensation for the services is $350,000, of which $131,250 was included in general and administrative expenses for the year ended December 31, 2003 and $87,500 is included for the three months ended March 31, 2004. The balance of $131,250 is included in prepaid expenses on the Company’s balance sheet at March 31, 2004. The Company issued MedVisor 12,750,000 restricted shares of the Company’s common stock as payment in connection with these services.

13. NEW FINANCIAL ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s result of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that this statement did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position.

In December 2003, the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company’s historical disclosure.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the success and subsequent acceptance of new medical research and development; the regulatory framework of the health care industry; our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; our ability to protect technology; changes in our business strategy or development plans; competition; demographic changes; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

We have received some royalty revenues from Real Pure Beverage Group, LLC, Bio Resonance Technology, Inc., Canada, Serrato Enterprises-BioRes Medical, S.L. and P.E.R. Inc. We have incurred losses of approximately $868,000 for the twelve months ended December 31, 2003, and $276,686 for the three months ended March 31, 2004. Of those amounts, approximately $428,000 and $105,887, respectively, represent the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

Three Months Ended March 31, 2004, compared to Three Months Ended March 31, 2003

The net loss increased by approximately $120,000 from approximately $157,000 in 2003 to approximately $277,000 for the three months ended March 31, 2004.

The items of significant increase or decrease in the three months ended March 31, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $198,000 in 2003 to approximately $227,000 for the three months ended March 31, 2004, and an increase in net interest expense from approximately $12,000 in 2003 to approximately $18,000 for the three months ended March 31, 2004. The increase was due to additional borrowings.

We did not incur any costs for research and development in the three months ended March 31, 2004.

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

If the Company determines that the future undiscounted cash flows related to these assets will not be significant to recover their carrying value, then the Company will reduce the carrying value of these assets down to the Company’s estimate of their fair market value and will continue depreciating or amortizing them over their remaining useful lives. Accordingly, the statement of operations reflects an impairment loss of $83,000 for the year ended December 31, 2002.

Plan of Operation

        In December 2003, we opened a pain management clinic in Nassau, Bahamas, through a 40% owned joint venture company, Magnetic Resonance Therapy (Bahamas) Limited. The clinic is located in a medical building, the Bahamas Heart Center Extension, in the city of Nassau, Island of New Providence. The first patient was treated in early December 2003. For the four months ended April 30, 2004, the Company has averaged between 50 and 60 treatments sessions a week. All of our patients have been referred by physicians in the Bahamas, in accordance with the Bahamas medical regulations.

On November 27, 2000, Jacobson’s licensee, Bio Resonance Technology, Inc., received notification of licensing rights from the Therapeutic Products Section of the Canadian Ministry of Health (Health Canada) for commercialization and use of the Jacobson Resonators in Canada.  The license indication covers the reduction of pain associated with arthritic conditions.  The Company received royalties from its foreign licensees and commenced sales of its resonator models.

On January 10, 2001, a subsidiary of Jacobson’s licensee, Serrato Enterprises LLC, received the CE-Mark by the Health Authorities of the European Union in conjunction with the Spanish Health Ministry for medical use, distribution, manufacturing, and sale of Jacobson resonators throughout the nation members of the European Union. This approval covers the broad spectrum of chronic pain caused by arthrosis of the knee. In addition, full approval and clearance for manufacturing of all model resonators have been received by the Spanish Ministry of Spain under the same CE-Mark license.

We are negotiating the restructure our agreements with Serrato Enterprises in regard to the territory licensed and other matters.

We have received approval and a CE-Mark issuance from the European Union, thus allowing distribution and commercialization of our medical resonators. Marketing and distribution plans through AMEVISA, SARL and BIORES MEDICAL, S.L. (a Serrato Enterprises company) are currently on schedule. We have also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators, and said license now covers “reduction of pain of arthritic conditions”. Bio Resonance Technology, Inc., now operates a pain center in Winnipeg.

On February 11, 2004, the FDA issued us a letter stating that, although FDA believes magnets intended for medical uses to be devices, that they do not intend to enforce premarket requirements for the type of device described in our application, which produces extremely low magnetic field strength. This enforcement discretion would apply only when the device is labeled solely to “enhance feelings of relaxation.” Other indications for therapeutic effects would require FDA clearance based on a 510(k) premarket notification. We have not yet received FDA clearance for the commercialization of our clinical resonators in the United States for any indications other than relaxation. In 1997, we filed our submission with the FDA seeking a determination that the 18-inch clinical Jacobson Resonator qualified as an NSR device for the treatment of osteoarthritis pain of the knee. On March 4, 1999, the FDA determined that our clinical study of the 18-inch clinical Jacobson Resonator to demonstrate effectiveness was an NSR device study because the resonator did not meet the definition of a Significant Risk device under the applicable provision of the IDE. This determination in effect means that the resonator meets the FDA requirements as to safety. In August, 2002, we withdrew our 510(k) de novo application.

Double blind, randomized and placebo controlled studies are planned to continue to add data from greater populations of subjects for submission of de novo 510(k) applications to FDA for clearance for specific indications in pain management.

Management’s focus will also be on product applications that do not require regulatory approval via joint ventures, licensing, technology transfer and like transactions. Other possible sources of revenue or capital for the Company include veterinary medicine, the resonated beverage businesses and offshore clinics.

The Company has entered into a license agreement with P.E.R., Inc., pursuant to which P.E.R. has been licensed to manufacture and sell battery-powered, portable resonators worldwide, excepting in the United States. We have received an initial payment of $25,000 on account of the $100,000 initial license fee pursuant to this agreement, and are entitled to a royalty fee of $30 per unit sold, plus 10% of the gross profit of P.E.R., for all portable units sold for under $500. For all portable units selling at $500 and above, we receive a royalty of 15% of P.E.R.´s gross profit on those units, payable on a quarterly basis; and for all add-on and replacement parts sold, we receive a royalty of 15% of P.E.R.´s gross profit for those parts.

In April 2001, we entered into a consulting agreement with Regulatory Insight, Inc., of Lakewood, Colorado for healthcare consulting services.

Liquidity and Capital Resources as of March 31, 2004

In the year ended December 31, 2003, we received approximately $242,000, from the sale of equity securities and $66,000 from the proceeds of several notes payable, and in the three months ended March 31, 2004, we received approximately $265,000 from the conversion of convertible debentures assumed in the merger of Dr. Notes, Inc. into the Company and issued 21,079,623 shares of common stock in connection with these conversions. In April 2004, the Company received an additional $75,000 from conversion of these debentures and issued an additional 9,898,853 shares of common stock. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

Note 6 of the financial statements refers to the fact that we received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. These remaining $225,000 principal balance of these notes was converted in August 2003. Note 6 also refers to the fact that we issued 60 day notes to a stockholder on April 4 and August 28, 2003, in the respective amounts of $20,000 and $11,000, to evidence loans to us in those amounts. We are required to issue 42,000 and 75,000 shares per month of the Company’s common stock in connection with the loans, respectively. As of this date, the Company was in default on these notes and the entire balance is due and payable in full. The 1,011,000 shares due to the noteholder for interest as of March 31, 2004 also have not been issued to the noteholder. Interest expense in the amount of $4,124 has been accrued based on the fair market value of these unissued Company common stock and is included in the Company’s statement of operations for the three months ended March 31, 2004. The balance due the noteholder of $31,000 is included in Notes payable — related parties on the Company’s balance sheet as of March 31, 2004.

The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company. The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company. In February 2004, a $10,000 note was converted into 1,000,000 shares of the Company’s common stock. In connection with this loan, the Company issued the noteholder warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05 per share expiring February 2006. The fair value of the warrants issued was $5,491 and is included in the Company’s statement of operations for the three months ended March 31, 2004 as interest expense. As of March 19, 2004, a note in the amount of $15,000 was repaid, including $1,000 of interest as agreed in the loan agreement. The remaining note in the amount of $10,000 has not been repaid and the Company is currently in default. For the three months ended March 31, 2004, the Company accrued $125 of interest expense on these notes which is included in the Company’s statement of operations. The balance due the noteholder of $10,000 is included in Notes payable — related parties on the Company’s balance sheet as of March 31, 2004.

ITEM 3. Controls and Procedures

Within the 90 days prior to the filing date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.

OTHER INFORMATION

Item 2. Changes in Securities

(c) Recent Sales of Unregistered Securities

2/17/04	50,000 shares of Common Stock	Private Investor	NA	$.01/NA
issued upon conversion of
convertible note and two year
warrant to purchase 25,000
shares at an exercise price $.05
2/17/04	400,000 shares of Common Stock	Private Investor	NA	$.01/NA
issued upon conversion of
convertible note and two year
warrant to purchase 200,000
shares at an exercise price $.05
2/17/04	550,000 shares of Common Stock	Private Investor	NA	$.01/NA
issued upon conversion of
convertible note and two year
warrant to purchase 275,000
shares at an exercise price $.05

Item 5. Other Information.

Acquisition of Dr. Notes, Inc.

        We are in the business of utilizing extremely weak physiologic low frequency magnetic fields (such as those found in the human heart, brain and other organs) to alter biochemical systems for the purpose of reducing chronic and acute pain. We have determined that our operations have reached the point where it would now be prudent to look to the future with a view toward determining the best way to market our products, where requisite regulatory approvals hae been obtained. We therefore are developing ancillary management information systems to enable potential customers to operate their magnetic resonance devices and to provide detailed and efficient record-keeping sub-systems. In addition, international regulatory guidelines and the spread of ever-more sophisticated resonator delivery devices, would require that, to remain competitive, we would have supply enhanced automated management information systems to our customers. However, we have not yet actually developed specific plans to accomplish these objectives.

        In late 2003, we were approached by Dr. Joseph W. Steffey, who has known the Company’s President, Mr. Harvey Grossman, professionally for over 10 years. During that period of time Dr. Steffey and Mr. Grossman discussed the economic potential of various different applications of a software product developed by Dr. Steffey called “Dr. Notes”. This software was created to enable health care providers, such as physicians, physical therapists, massage therapists, acupuncturists to become more effective by reducing the overhead costs incurred by present record management procedures. In addition, Dr. Steffey was in the process of developing software upgrades, which, beginning at the point of initial contact with the patient, continuing through the administration of the magnetic resonance therapeutic procedure itself, followed by billing, and culminating with the creation, organization and retrieval of the patient records, had the potential for automating the entire process to the extent it was compatible with medical safeguards.

        During these discussions, we determined to begin to develop or acquire software to enable our customers to operate their systems by providing detailed and efficient record-keeping systems. Since the “Dr. Notes” software had approximately 300 existing users in approximately 26 states in the United States, and since we were looking to market our products to physicians offices nationally, there was some mutual overlap of marketing resources. Consequently, we initiated negotiation of a specific acquisition proposal with Dr. Steffey, as it was apparent that the “Dr. Notes” software would enable the Company to market its products more effectively. In addition, since Dr. Steffey’s company, Dr. Notes, Inc., already had the technical software developers working in areas that we would need, it was also apparent that it would be more economically productive for us to adapt the Dr. Notes software for our own use rather than have to spend the time and money to create or reinvent software from scratch. In addition, Dr. Steffey indicated that Dr. Notes, Inc. had obtained verbal commitments from various Colorado Accredited Investors to purchase up to $1,000,000.00 in Convertible Debentures from Dr. Notes, Inc. pursuant to Regulation D of the Securities Act of 1933, and this funding would greatly enhance the ability of Dr. Notes, Inc. to implement its own Business/Growth Plan., and Dr. Steffey suggested that there was the potential for profitable synergy between the businesses of the two companies, as follows:

    1.        Dr. Notes, Inc. could provide the Company with needed and beneficial technological software to run its future products and manage documentation of patients and protocols.

    2.        Since Dr. Notes, Inc. already possessed the medically oriented software which we would soon need, the business combination with Dr. Notes, Inc. should enable us to be able to obtain and implement functional software immediately — rather than having to take the time and spend the money to research, develop, and implement our own.

    3.        We should benefit from revenues generated from additional products and services that Dr. Notes, Inc. could, and which we could not, develop and produce.

        In order to accomplish this, Dr. Steffey proposed that Dr. Notes, Inc. and the Company enter into a business combination. To that end, Dr. Steffey suggested that, as the sole shareholder of Dr. Notes, Inc., he would exchange all of his shares of Dr. Notes, Inc. for shares of the our common stock. Thus, Dr. Notes, Inc. would become a wholly-owned subsidiary of the Company. Thereafter, Dr. Steffey suggested that Dr. Notes, Inc. merge into the Company.

        Following these discussions, Dr. Notes, Inc. entered into a Subscription Agreement (the “Dr. Notes Subscription Agreement”) with those Colorado Accredited Investors whereby Dr. Notes, Inc. sold $1,000,000.00 in Convertible Debentures (the “Dr. Notes Convertible Debentures”), together with underlying authorized but unissued shares of Common Stock of Dr. Notes into which the Dr. Notes Debentures may be converted (collectively, the “Dr. Notes Securities”), to those Accredited Investors. Pursuant to Rule 504 (b) (1) (iii) of Regulation D, securities issued under a state law exemption that permits general solicitation and general advertising so long as sales are made only to “Accredited Investors” (as that term is defined in Regulation D) are unrestricted. Since Section 11-51-308 (1) (p), C.R.S., and Sec. 51-3.13B, Colorado Regulations, promulgated thereunder, permitted general solicitation and general advertising of securities so long as sales are made only to ‘accredited investors’; and since the Dr. Notes Convertible Debentures were offered and sold exclusively to accredited investors which are residents of Colorado, Dr. Notes, Inc. issued, and the Accredited Investors purchased, unrestricted securities within the meaning of Rule 504 (b) (1) (iii) and Section 11-51-308 (1) (p), Colorado Revised Statutes, and Sec. 51-3.13B, Colorado Regulations.

        In December of 2003 and January of 2004, Dr. Notes, Inc. received funding from the Accredited Investors under the Dr. Notes Convertible Debentures.

        Following funding under the Dr. Notes Convertible Debentures, on January 5, 2004, the Company entered into a Share Exchange Agreement with the shareholder of Dr. Notes, Inc, to wit, Dr. Steffey, by means of which Dr. Steffey agreed to exchange that number of shares of Common Stock of Dr. Notes, Inc. as would be equal to that number of newly-issued shares of our common stock, as would have an aggregate market value of $50,000.00 at the close of business on the day before the shares would be exchanged. This exchange ratio would reflect the value of Dr. Notes to us and vice-versa, and, accordingly, Dr. Steffey has been issued 1,000,000 restricted shares of our common stock.

        Thereafter, on January 6, 2004, Dr. Notes, Inc. entered into a Plan of Merger with the Company, whereby we were the survivor. (Since Dr. Notes, Inc. was our wholly-owned subsidiary within the meaning of the Private Corporation Law of Nevada, approval was not necessary from the shareholders of either the Subsidiary or the Company; director approval was sufficient.) Pursuant to the Merger, and by operation of law, the rights and obligations of Dr. Notes, Inc. with respect to all entities, including the Accredited Investors, enured to the benefit of and became binding upon the Company. Consequently, as a result of the Merger, (a) the rights and obligations of Dr. Notes, Inc. under the Subscription Agreement whereby Dr. Notes, Inc. sold the Dr. Notes Convertible Debentures to the Accredited Investors enured to the benefit of and became binding upon the Company, so that any subsequent funding under the Subscription Agreement would be received by the Company, and (b) the original Dr. Notes Convertible Debentures, together with the underlying shares of the Dr. Notes Common Stock into which the Dr. Notes Debentures were convertible from time to time, were converted into identical debentures of the Company (the “Company’s Convertible Debentures”), together with shares of underlying common stock of the Company into which the Company’s Convertible Debentures may be converted.

        In addition, we deposited 20,000,000 shares of unrestricted shares of our common stock (the “Company’s Escrow Shares”) with an Escrow Agent as security for our performance under the Company’s Convertible Debentures. The Company’s Escrow Shares may be disposed of if, and only if, the Company were to default under the Company’s Convertible Debentures. Therefore, the Company’s Escrow Shares, if and when sold, would be sold — not in addition to, but in lieu of — the shares to be issued (and sold) upon conversion of the Company’s Convertible Debentures, and once the Company’s Convertible Debentures had been satisfied, the Company’s Escrow Shares would be returned to the Company.

        The description of the Agreements discussed above is qualified in its entirety by reference to such agreements, which are attached as Exhibits hereto and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

2.1	Plan of Merger between the Company and Dr. Notes, Inc., dated as of January 6, 2004.

4.17	8% Series A Senior Subordinated Convertible Redeemable Debenture due January 8, 2006.

4.18	Assignment and Assumption Agreement dated January 8, 2004, between Dr. Notes, Inc. and the Company.

10.11	Stock Exchange Agreement, dated January 5, 2004, by and among the Company, Dr. Notes, Inc. and Joseph W. Steffey.

31	Certification of Dr. Jerry I. Jacobson Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K relating to the quarter ended March 31, 2004.

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBSON RESONANCE ENTERPRISES, INC. /S/ Jerry I. Jacobson Dr. Jerry I. Jacobson, Chief Executive Officer and Principal Financial Officer DATE: May 14, 2004

Exhibit Index

Exhibit Number                  Description

2.1	Plan of Merger between the Company and Dr. Notes, Inc., dated as of January 6, 2004.

4.17	8% Series A Senior Subordinated Convertible Redeemable Debenture due January 8, 2006.

4.18	Assignment and Assumption Agreement dated January 8, 2004, between Dr. Notes, Inc. and the Company.

10.11	Stock Exchange Agreement, dated January 5, 2004, by and among the Company, Dr. Notes, Inc. and Joseph W. Steffey.

31	Certification of Dr. Jerry I. Jacobson Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.