Form 10QSB
period 2004-06-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2004-08-13
CIK 1089393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

(561) 752-4141
(Issuer’s telephone number)

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class Common stock, $ 0.001 par value	August 12, 2004 243,175,033

JACOBSON RESONANCE ENTERPRISES, INC.
TABLE OF CONTENTS

Page No

PART I. FINANCIAL INFORMATION
ITEM I - Unaudited Financial Statements

Balance Sheet as of June 30, 2004 (Unaudited)	2

Statements of Operations for the Six Months and the Three Months
Ended June 30, 2004 and 2003(Unaudited)	4

Statements of Cash Flows for the Six Months Ended June 30, 2004
and 2003 (Unaudited)	5

Notes to Financial Statements (Unaudited)	7

ITEM 2 - Management's Discussion and Analysis or Plan of Operation	19

ITEM 3 - Controls and Procedures	22

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES	23

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	24

Signatures	24

PART I. Financial Information

      Item 1. Financial Statements

        Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

        The results of operations for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACOBSON RESONANCE ENTERPRISES, INC
BALANCE SHEET
(Unaudited)

June 30, 2004
ASSETS
Current Assets:
Cash	$36,160
Accounts receivable	29,550
Investment in joint venture	24,166
Prepaid expenses	43,960

Total Current Assets	133,836
Property, plant and equipment - net	10,141
Other Assets	1,395

TOTAL ASSETS	$145,372

JACOBSON RESONANCE ENTERPRISES, INC
BALANCE SHEETS
(Unaudited)

June 30, 2004
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable	$39,000
Accounts payable	571,860
Accrued expenses	279,101
Litigation settlement payable	995,000
Deposits on common stock to be issued	7,500
Deposits on preferred stock to be issued	127,500
Due to officer/shareholder	164,550
Deferred income	7,166

Total Current Liabilities	2,191,677

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock $.001 par value - authorized
5,000,000 shares; outstanding 30,000 shares	30
Common stock $.001 par value - authorized
300,000,000 shares; outstanding 237,125,033 shares	237,125
Additional paid in capital	11,843,594
Deficit	(13,775,054)

(1,694,305)
Subscription receivable	(352,000)

Total Stockholders' Deficiency	(2,046,305)

Total Liabilities and Stockholders' Deficiency	$145,372

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenue	$18,183	$57,672	$9,091	$4,167

Costs and expenses:
General and administrative	445,658	299,894	219,048	102,197

Loss from operations	(427,475)	(242,222)	(209,957)	(98,030)
Other income (expense):
Interest expense	(27,113)	(30,540)	(8,726)	(18,215)
Equity in income (loss)
from joint venture	(39,152)	--	1,629	--
Forgiveness of debt	66,654	--	66,654	--

	389	(30,540)	59,557	(18,215)

Net loss	$(427,086)	$(272,762)	$(150,400)	$(116,245)

Loss per common share - basic	$--	$--	$--	$--

Loss per common share - diluted	$--	$--	$--	$--

Weighted average number of
common shares outstanding - basic
and diluted	210,784,129	73,567,095	212,125,904	73,928,465

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(427,086)	$(272,762)
Adjustments to reconcile net loss to
net cash flows used in operating:
Depreciation	1,594	1,616
Amortization of debt discount	2,132	2,850
Equity in losses of joint venture	39,152	--
Non-cash fair value of common stock
issued for services	189,804	65,350
Non-cash fair value of common stock
issued for interest expense	28,269	20,925
Changes in operating assets and liabilities	(123,040)	75,191

Net Cash Used in Operating Activities	(289,175)	(106,830)

Cash flows from investing activities:
Advances to joint ventures	(63,318)	--

Cash flow from financing activities:
Payment of note payable	(17,000)	20,000
Proceeds from common stock to be issued	--	71,000
Proceeds from issuance of common
stock	398,626	11,650

Net Cash Provided by Financing Activities	381,626	102,650

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net Increase (decrease) in Cash and
Cash Equivalents	29,133	(4,180)
Cash and Cash Equivalents-Beginning
of Period	7,027	4,180

Cash and Cash Equivalents-End of of Period	$36,160	$--

Noncash Investing and Financing Activities:
Issuance of common stock paid in advance	$--	$71,000

Issuance of common stock for services	$189,804	$65,350

Issuance of common stock in settlement
of liabilities	$37,500	$--

Changes in operating assets and
liabilities
(Increase) decrease in accounts receivable	$(9,850)	$--
Decrease in prepaid expenses and other	357	51,390
(Decrease) increase in accounts payable and
accrued expenses	(38,560)	38,031
Decrease in due to related party	(66,654)	(35,063)
(Decrease) increase in deferred income	(8,333)	20,833
	$(123,040)	$75,191
Supplementary information:
Interest	$1,233	$--

Income taxes	$--	$--

JACOBSON RESONANCE ENTERPRISES, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Jacobson Resonance Enterprises, Inc (the “Company”) is an emerging worldwide leader in magnetic resonance technology, whose main focus is the eradication of human suffering. The Company’s technology base has the potential for multiple industry applications including the fields of healthcare, veterinary medicine, the leisure, beauty and athletic fitness arenas, food and beverage, pharmaceuticals, energy and the environment.

The Company’s European licensee, Serrato Enterprises LLC received formal license issuance, on January 10, 2001, of the CE-Mark for the 18-inch Jacobson Resonator for the alleviation of chronic pain of arthrosis of the knee. Jacobson Resonators are also permitted to be utilized in Europe for relaxation purposes.

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

On February 11, 2004 Section 514(g) of the Federal Food, Drug and Cosmetic Act (“Act”) responded to the Company’s request to use the Jacobson Resonator to “enhance feelings of relaxation”. The center for Devices and Radiological Health (CDR1-1) does not intend to enforce pre-market requirements on the Jacobson Resonator. This enforcement discretion applies to this type of device only when it is labeled solely to “enhance feelings of relaxation”. This permits the Company to lease/sell resonators in the healthcare, leisure, beauty and sports arenas.

BASIS OF PRESENTATION AND PLAN OF OPERATION

The balance sheet as of June 30, 2004, and the statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred losses of $427,086 for the six months ended June 30, 2004 and $13,775,054 since its inception in 1996 and as of June 30, 2004 has a working capital deficit of approximately $2 million. The Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the Company’s products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

The Company’s European licensee has received formal license issuance of the CE-Mark for the 18-inch Jacobson Resonator for the alleviation of chronic pain of arthrosis of the knee. Jacobson Resonators are also permitted to be utilized in Europe for relaxation purposes. The Company also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators, and said license covers reduction of pain of arthritic conditions. Currently, Serrato Enterprises LLC, a licensee of the Company, is developing additional distribution and marketing plans to cover other European Union countries other than Spain in 2004.

The Company has not yet received FDA clearance for the commercialization of its clinical resonators in the United States. There is no assurance that FDA clearance will be granted for any of the Company’s products at any time in the future. On February 11, 2004, the Company received a FDA allowance to use Jacobson Resonators to “enhance feelings of relaxation”. The Company plans to distribute the clinical models of the Jacobson Resonators in the U.S primarily through existing medical device distributors and distribute portable models as well. Clinical operations in other venues not requiring the afore-mentioned clearances are planned to generate revenues, as well as penetration into the veterinary market which does not require said regulatory clearances.

In December 2003, the Company entered a joint venture to open a pain management clinic in Nassau, Bahamas. For the six months ended June 30, 2004, the Company has averaged 30 treatments sessions a week.

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

ACCOUNTING POLICIES

      Revenue Recognition

The Company recognizes revenue in accordance with the guidance in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (“SAB 104”). Revenues from treatments and royalties are recognized when they are earned. Revenue from sale of resonance equipment is recorded when the equipment is shipped to customers and title has passed. License fee income is recognized over the life of the agreement.

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

      Deferred Financing Costs

Deferred financing costs are the costs associated with the issuance of the 6% debentures and are being amortized over the term of the debentures. Deferred financing costs amounted to $412 and $786 for the six months ended June 30, 2004 and 2003, respectively, and are included in the Company’s statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss - as reported	$(150,400)	$(116,245)	$(427,086)	$(272,762)
Stock-based compensation
expense using fair value method	--	--	(162,603)	--

Net-loss - proforma	$(150,400)	$(116,245)	$(589,689)	$(272,762)

Basic and diluted loss
per share:
As reported	$--	$--	$--	$--
Proforma	$--	$--	$--	$--

During the six months ended June 30, 2004, the Company granted to the Directors, officers and advisory board members of the Company options to purchase 9,500,000 shares of the Company’s common stock at an exercise price of $.02 per share expiring February 2009. The fair market value at the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 0%, expected volatility of 142%, risk-free interest rate of 6%, and expected lives of five years.

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

      Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the six months ended June 30, 2004 and 2003, the Company issued 540,983 and 1,680,000 common shares, respectively, and recorded compensation expense of $189,804 and $65,350, respectively, in connection with the issuance of these shares.

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

Dr. Notes entered into a subscription agreement with these Colorado accredited investors whereby Dr. Notes sold $1,000,000 in convertible debentures, together with underlying authorized but unissued shares of common stock of Dr. Notes into which the Dr. Notes debenture maybe converted to those accredited investors. Pursuant to Rule 504(b)(1)(iii) of Regulation D, securities issued under a state law exemption that permit general solicitation and general advertising so long as sales are made only to accredited investors are unrestricted. Since Section 11-51-308 (1) (p), C.R.S., and Sec. 51-3-13B, Colorado Regulations, promulgated thereunder, permits general solicitation and general advertising of securities so long as sales are made only to "accredited investors"; and since the Dr. Notes Convertible Debentures were offered and sold exclusively to accredited investors which are residents of Colorado, Dr. Notes, Inc. issued, and the accredited investors purchased, unrestricted securities within the meaning of Rule 504 (b) (a) (iii) and Section 11-51-308 (1) (p), Colorado Revised Statutes, and Sec. 51-3-13B, Colorado Regulations.

Subsequent to the merger, the Company deposited 55,000,000 shares of unrestricted shares of the Company’s common stock with an escrow agent as security for its performance under the Dr. Notes agreement. If all the debentures are converted the Company expects to receive approximately $700,000 in funding, the balance for the original Dr. Notes agreement.

In June 2004, the Company put an additional 30,000,000 shares of unrestricted shares of the Company’s common stock with the escrow agent as security for its performance.

As of June 30, 2004 the Company received $348,000 and issued 46,947,156 shares after the conversion. In August 2004, the Company received an additional $35,000 and issued 7,122,712 of the Company’s common stock.

4. INVESTMENTS

The equity method of accounting is used for the Company’s joint venture in the Bahamas, where the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investment between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company’s equity is the Company’s investment, less the net loss of this investment, as reported in other income (expense) in the Company’s statement of operations. As of June 30, 2004, the investment in the joint venture amounted to $24,166.

5.     PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004, at cost consists of:

Furniture and fixtures	$38,304
Less: accumulated depreciation	28,163

$10,141

Depreciation expense for the six months ended June 30, 2004 and 2003 amounted to $1,594 and $1,616, respectively.

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

b)	The Company borrowed $20,000 on April 4, 2003 and $11,000 on August 28, 2003 and issued two 60 day notes to a shareholder. The Company is required to issue 42,000 and 75,000 shares per month of the Company’s common stock as interest in connection with the loans, respectively. As of June 30, 2004, the Company was in default on these notes and the entire balance is due and payable. The 1,362,006 shares due to the noteholder for interest as of June 30, 2004 also has not been issued to the noteholder. Interest expense in the amount of $4,361 has been accrued based on the fair market value of these unissued Company common shares and is included in the Company’s statement of operations for the six months ended June 30, 2004. The balance due the noteholder of $29,000 is included in Notes payable — related parties on the Company’s balance sheet as of June 30, 2004.

c)	The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company. The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company. In February 2004, a $10,000 note was converted into 1,000,000 shares of the Company’s common stock. In connection with this loan, the Company issued the noteholder warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05 per share expiring February 2006. The fair value of the warrants issued was $5,491 and is included in the Company’s statement of operations for the six months ended June 30, 2004 as interest expense. As of March 19, 2004, a note in the amount of $15,000 was repaid, including $1,000 of interest as agreed in the loan agreement. The remaining note in the amount of $10,000 has not been repaid and the Company is currently in default. For the six months ended June 30, 2004, the Company accrued $250 of interest expense on these notes which is included in the Company’s statement of operations. The balance due the noteholder of $10,000 is included in Notes payable — related parties on the Company’s balance sheet as of June 30, 2004.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

7.     CONVERTIBLE DEBENTURES

In September 2002, the Company issued $25,000 in convertible debentures as part of a funding agreement with Techinvest Services, Inc. (“Techinvest”) due September 3, 2005. The Company incurred costs of $2,518 in connection with this offering. The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. In June 2004, the debentures were converted into 3,043,478 shares of the Company’s common stock pursuant to the agreement. All of the unamortized deferred financing costs of $9 have been charged to paid-in-capital and the discount for the beneficial conversion feature and stock issuance costs have been charged to operations at the date of conversion. The Company recorded $2,747 and $2,850 of interest expense for the six months ended June 30, 2004 and 2003, respectively.

8.     DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a former Director of the Company. For the six months ending June 30, 2004 and 2003 the Company received royalties from the related party of approximately $-0- and $57,000, which represented -0-% and 100% of revenues, respectively. The Director accepted returned goods from one of its customers and, accordingly, the Company had to refund royalties previously earned. After offsetting the royalties and the returned goods, the Company owed the former director’s Company $66,154. This amount, by agreement with the former director was forgiven and is included in other income (expense) as forgiveness of debt in the Company’s statement of operations for the six months ended June 30, 2004. The Company owed the related party $-0- as of June 30, 2004.

9.     ACCRUED EXPENSES

        Accrued expenses consist of the following:

June 30, 2004
Payroll expenses	$38,022
Payroll taxes	24,539
Rent	14,993
Interest expense -related parties	61,174
Professional fees	15,844
Consulting	4,529
Director fees	120,000

$279,101

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

In connection with this settlement and based upon approval of the Company’s Board of Directors and the Agreed Order Dismissing Case and Providing Relief from the Automatic Stay (Dr. Jacobson’s personal bankruptcy) both Dr. Jacobson and the Company agreed to pay the plaintiffs the sum of $1,000,000 by July 15, 2001 (as amended). Accordingly, the Company who was not previously a party to this litigation accrued and charged the statement of operations $1,000,000 during the year ended December 31, 2000. The Company agreed to pay the entire settlement after receiving the patents from Dr. Jacobson and the rights to license and distribute the products. The balance due at June 30, 2004 is $995.000 and is payable on demand.

11.     LOANS FROM OFFICERS/SHAREHOLDERS

During 2002, Dr. Jacobson loaned the Company on various dates a total of $164,500, none of which has been repaid as of June 30, 2004. The loans are due on demand with interest at 10%. The Company recorded interest expense of $8,226 for the six months ended June 30, 2004 and 2003, respectively. No interest has been paid and the balance due Mr. Jacobson for interest on the loans in the amount of $32,703 is included in accrued expenses on the Company’s balance sheet at June 30, 2004.

12.     COMMITMENTS AND CONTINGENCIES

License Agreement

In April 2003, the Company entered into a six year license agreement with P.E.R., Inc. (“Licensee”). Royalties shall be paid to the Company by licensee based on $30 per unit for each portable unit sold for $499 plus 10% of the gross profit (as defined) of licensee. All units above $500 and all add-on and replacement parts will inure a 15% royalty based on gross profit. (as defined) No revenue has been received as of June 30, 2004.

In addition, there is an initial license payment for $100,000 to be received by the Company in consideration in granting the license. As of June 30, 2004, $28,000 has been received with the remaining balance due October, 2004. For the six months ended June 30, 2004 the Company recorded $8,333 of license fee revenue and the balance of $8,333 is included in deferred revenue on the Company’s balance sheet at June 30, 2004. The Company received a payment of $10,000 in August 2004.

Consulting Agreement

On August 12, 2003, the Company entered into a consulting services agreement with Med Visor Financial Group Inc. (“MedVisor”) for a period of one year. Compensation for the services is $350,000, of which $131,250 was included in general and administrative expenses for the year ended December 31, 2003 and $175,000 is included for the six months ended June 30, 2004. The balance of $43,750 is included in prepaid expenses on the Company’s balance sheet at June 30, 2004. The Company issued MedVisor 12,750,000 restricted shares of the Company’s common stock as payment in connection with these services.

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

We have received some royalty revenues from Real Pure Beverage Group, LLC, Bio Resonance Technology, Inc., Canada, Serrato Enterprises-BioRes Medical, S.L. and P.E.R. Inc. We have incurred losses of approximately $868,000 for the twelve months ended December 31, 2003, and $427,086 for the six months ended June 30, 2004. Of those amounts, approximately $428,000 and $190,000 respectively, represent the non-cash expense resulting from the issuance of common stock and options to purchase common stock to members of our management and third parties for services rendered and interest.

2004 COMPARED TO 2003

The net loss increased from approximately $273,000 for the six months ended June 30, 2003 to approximately $427,086 for the six months ended June 30, 2004. The items of significant increase or decrease in the six months ended June 30, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $300,000 in 2003 to approximately $445,000 for the six months ended June 30, 2004, and a decrease in interest expense from approximately $30,500 in 2003 to approximately $27,000 for the six months ended June 30, 2004. Operations for the six months ended June 30, 2004 also included $66,654 in other income representing forgiveness of debt owed by the Company to its licensee for Europe, and a loss of $39,152 from our equity in the the Nassau, Bahamas joint venture.

The net loss increased from approximately $116,000 for the three months ended June 30, 2003 to approximately $150,000 for the three months ended June 30, 2004. The items of significant increase or decrease in the three months ended June 30, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $102,000 in 2003 to approximately $219,000 for the three months ended June 30, 2004, and a decrease in interest expense from approximately $18,000 in 2003 to approximately $8,700 for the three months ended June 30, 2004. Operations for the three months ended June 30, 2004 also included $66,654 in other income representing forgiveness of debt owed by the Company to its licensee for Europe.

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

Plan of Operation

        In December 2003, we opened a pain management clinic in Nassau, Bahamas, through a 40% owned joint venture company, Magnetic Resonance Therapy (Bahamas) Limited. The clinic is located in a medical building, the Bahamas Heart Center Extension, in the city of Nassau, Island of New Providence. The first patient was treated in early December 2003. For the six months ended June 30, 2004, the Company has averaged 30 treatments sessions a week. All of our patients have been referred by physicians in the Bahamas, in accordance with the Bahamas medical regulations.

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

JRSE’S European licensee, Serrato Enterprises LLC received formal license issuance, on January 10, 2001, of the CE-Mark for the 18-inch Jacobson Resonator for the alleviation of chronic pain of arthrosis of the knee. Jacobson Resonators are also permitted to be utilized in Europe for relaxation purposes. Currently, one resonator is in operation at a hospital in Spain and an additional two resonators are being operated by a doctor in Spain.

We are negotiating the restructure of our agreements with Serrato Enterprises in regard to the territory licensed and other matters.

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

Management’s focus will also be on product applications that do not require regulatory approval via joint ventures, licensing and like transactions. Other possible sources of revenue or capital for the Company include veterinary medicine, the resonated beverage businesses and offshore clinics.

The Company has entered into a license agreement with P.E.R., Inc., pursuant to which P.E.R. has been licensed to manufacture and sell battery-powered, portable resonators worldwide, excepting in the United States. As of August 2004, we have received payments of $38,000 on account of the $100,000 initial license fee pursuant to this agreement, and are entitled to a royalty fee of $30 per unit sold, plus 10% of the gross profit of P.E.R., for all portable units sold for under $500. For all portable units selling at $500 and above, we receive a royalty of 15% of P.E.R.‘s gross profit on those units, payable on a quarterly basis; and for all add-on and replacement parts sold, we receive a royalty of 15% of P.E.R.‘s gross profit for those parts.

In April 2001, we entered into a consulting agreement with Regulatory Insight, Inc., of Lakewood, Colorado for healthcare consulting services.

Liquidity and Capital Resources as of June 30, 2004

In the year ended December 31, 2003, we received approximately $242,000, from the sale of equity securities and $66,000 from the proceeds of several notes payable, and in the six months ended June 30, 2004, we received approximately $348,000 from the conversion of convertible debentures assumed in the merger of Dr. Notes, Inc. into the Company and issued 46,947,156 shares of common stock from escrow in connection with these conversions. In August 2004, the Company received an additional $35,000 from conversion of these debentures and issued an additional 7,122,712 shares of common stock from escrow. Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

On May 10, 2004, we issued 3,043,078 shares of Common Stock upon conversion of an outstanding $25,000 convertible debenture.

Note 6 of the financial statements refers to the fact that we received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. These remaining $225,000 principal balance of these notes was converted in August 2003. Note 6 also refers to the fact that we issued a 60 day notes to a stockholder on April 4 and August 28, 2003, in the respective amounts of $20,000 and $11,000, to evidence a loans to us in those amounts. We are required to issue 42,000 and 75,000 shares per month of the Company’s common stock in connection with the loans, respectively. As of this date, the Company was in default on these notes and the entire balance is due and payable in full. We issued 750,000 shares of Common Stock to the noteholder in May, 2004, and 1,362,006 shares remain due to the noteholder for interest as of June 30, 2004. Interest expense in the amount of $4,361 has been accrued based on the fair market value of these unissued Company common stock and is included in the Company’s statement of operations for the six months ended June 30, 2004. The balance due the noteholder of $29,000 is included in Notes payable — related parties on the Company’s balance sheet as of June 30, 2004.

The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company. The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company. In February 2004, a $10,000 note was converted into 1,000,000 shares of the Company’s common stock. In connection with this loan, the Company issued the noteholder warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05 per share expiring February 2006. The fair value of the warrants issued was $5,491 and is included in the Company’s statement of operations for the six months ended June 30, 2004 as interest expense. As of March 19, 2004, a note in the amount of $15,000 was repaid, including $1,000 of interest as agreed in the loan agreement. The remaining note in the amount of $10,000 has not been repaid and the Company is currently in default. For the six months ended June 30, 2004, the Company accrued $250 of interest expense on these notes which is included in the Company’s statement of operations. The balance due the noteholder of $10,000 is included in Notes payable — related parties on the Company’s balance sheet as of June 30, 2004.

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

PART II.
OTHER INFORMATION

Item 2. Changes in Securities

(c) Recent Sales of Unregistered Securities

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
1/06/04	20,000,000 shares of Common	Private	NA	$.01/NA
	Stock issued to Escrow Agent for	Investors
conversions of D.R. Convertible
Debentures assumed in merger of
D.R. Notes into the Company

2/17/04	50,000 shares of Common Stock	Private Investor	NA	$.01/NA
issued upon conversion of
convertible note and two year
warrant to purchase 25,000
shares at an exercise price $.05

2/17/04	400,000 shares of Common Stock	Private Investor	NA	$.01/NA
issued upon conversion of
convertible note and two year
warrant to purchase 200,000
shares at an exercise price $.05

2/17/04	550,000 shares of Common Stock	Private Investor	NA	$.01/NA
issued upon conversion of
convertible note and two year
warrant to purchase 275,000
shares at an exercise price $.05

3/05/04	35,000,000 shares of Common	Private	NA	$.01/NA
	Stock issued to Escrow Agent for	Investors
conversions of D.R. Convertible
Debentures assumed in merger of
D.R. Notes into the Company

4/30/04	1,000,000 shares of Common	Owner of D.R.	NA	$.01/NA
	Stock issued to owner of D.R.	Notes, Inc.
Notes, Inc., pursuant to agreement
for merger of D.R. Notes, Inc.
into the Company

5/10/04	750,000 shares of Common Stock	Private Investor	NA	$21,750/NA
issued for interest on
outstanding notes

6/07/04	30,000,000 shares of Common	Owner of D.R.	NA	$.01/NA
	Stock issued to Escrow Agent for	Notes, Inc.
conversions of D.R. Convertible
Debentures assumed in merger of
D.R. Notes into the Company

6/07/04	3,043,078 shares of Common	EIG Venture	NA	$25,000/NA
	Stock issued upon conversion of	Capital Ltd.
convertible debenture

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        31 Certification of Dr. Jerry I. Jacobson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K relating to the quarter ended June 30, 2004.

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBSON RESONANCE ENTERPRISES, INC. /S/ Jerry I. Jacobson Dr. Jerry I. Jacobson, Chief Executive Officer and Principal Financial Officer DATE: August 13, 2004

Exhibit Index

Exhibit Number    Description

    31                         Certification of Dr. Jerry I. Jacobson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32                         Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.