Form 10QSB
period 2004-09-30
JACOBSON RESONANCE ENTERPRISES INC
filed 2004-11-19
CIK 1089393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

(561) 752-4141
(Issuer's telephone number)

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	November 18, 2004
Common stock, $ 0.001 par value	243,175,033

JACOBSON RESONANCE ENTERPRISES, INC.
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
ITEM I - Unaudited Financial Statements
Balance Sheet as of September 30, 2004 (Unaudited)	3
Statements of Operations for the Three Months and Nine Months
Ended September 30, 2004 and 2003 (Unaudited)	5
Statements of Cash Flows for the Nine Months
Ended September 30, 2004 and 2003 (Unaudited)	6
Notes to Financial Statements (Unaudited)	8
ITEM 2 - Management's Discussion and Analysis or Plan of Operation	16
ITEM 3 - Controls and Procedures	19
PART II - OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 6 - EXHIBITS	21
Signatures	22

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

                    The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACOBSON RESONANCE ENTERPRISES, INC
BALANCE SHEET
(Unaudited)

September 30, 2004
ASSETS
Current Assets:
Cash	$12,102
Accounts receivable	34,475
Investment in joint venture	39,387
Prepaid expenses	210

Total Current Assets	86,174
Property, plant and equipment - net	9,344
Other Assets	4,654

TOTAL ASSETS	$100,172

(See Notes to Unaudited Financial Statements)

JACOBSON RESONANCE ENTERPRISES, INC
BALANCE SHEETS
(Unaudited)

September 30, 2004
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Notes payable	$29,000
Accounts payable	618,632
Accrued expenses	261,019
Customer deposits payable	12,500
Litigation settlement payable	995,000
Deposits on common stock to be issued	7,500
Deposits on preferred stock to be issued	127,500
Due to officer/shareholder	164,550
Deferred income	12,999

Total Current Liabilities	2,228,700

Long Term Liabilities:
Convertible debentures/notes	30,851

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock $.001 par value - authorized
5,000,000 shares; outstanding 30,000 shares	30
Common stock $.001 par value - authorized
300,000,000 shares; outstanding 243,175,033 shares	243,175
Additional paid in capital	11,897,545
Deficit	(13,948,129)

(1,807,379)
Subscription receivable	(352,000)

Total Stockholders' Deficiency	(2,159,379)

Total Liabilities and Stockholders' Deficiency	$100,172

(See Notes to Unaudited Financial Statements)

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30, 2004 2003		Three Months Ended September 30, 2004 2003
Revenue	$27,255	$45,974	$9,072	$(11,698)

Costs and expenses:
General and administrative	602,288	474,273	156,630	174,379

Loss from operations	(575,033)	(428,299)	(147,558)	(186,077)
Other income (expense):
Interest expense	(36,835)	(42,966)	(9,722)	(12,426)
Equity in loss
from joint venture	(54,947)	--	(15,795)	--
Forgiveness of debt	66,654	--	--	--

	(25,128)	(42,966)	(25,517)	(12,426)

Net loss	$(600,161)	$(471,265)	$(173,075)	$(198,503)

Loss per common share - basic	$--	$--	$--	$--

Loss per common share - diluted	$--	$--	$--	$--

Weighted average number of
common shares outstanding - basic
and diluted	239,244,959	82,813,789	243,019,477	102,003,809

(See Notes to Unaudited Financial Statements)

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2004 2003
Cash flows from operating activities:
Net loss	$(600,161)	$(471,265)
Adjustments to reconcile net loss to
net cash flows used in operating:
Depreciation	2,391	2,424
Amortization of debt discount	2,533	4,275
Equity in losses of joint venture	48,447	--
Non-cash fair value of common stock
issued for services	283,555	109,100
Non-cash fair value of common stock
issued for interest expense	28,269	10,350
Changes in operating assets and liabilities	(88,751)	155,121

Net Cash Used in Operating Activities	(323,717)	(189,995)

Cash flows from investing activities:
Advances to joint ventures	(87,834)	--

Cash flow from financing activities:
Payment of note payable	(17,000)	31,000
Proceeds from convertible debt	35,000	--
Proceeds from common stock to be issued	--	102,500
Proceeds from issuance of common
stock	398,626	92,150

Net Cash Provided by Financing Activities	416,626	225,650

(See Notes to Unaudited Financial Statements)

JACOBSON RESONANCE ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2004 2003
Net Increase in Cash and Cash Equivalents	5,075	35,655
Cash and Cash Equivalents-Beginning of Period	7,027	4,180

Cash and Cash Equivalents-End of of Period	$12,102	$39,835

Noncash Investing and Financing Activities:
Issuance of common stock paid in advance	$47,500	$22,000

Issuance of common stock for services	$283,555	$415,350

Issuance of common stock in settlement of liabilities	$--	$225,000

Changes in operating assets and Liabilities
(Increase) decrease in accounts receivable	$(14,775)	$--
Decrease in prepaid expenses and other	(2,902)	32,200
(Decrease) increase in accounts payable and
accrued expenses	(9,870)	122,452
(Increase) deferred offering cost	(4,550)	--
Increase in customer deposits payable	12,500	--
Decrease in due to related party	(66,654)	(16,197)
(Decrease) increase in deferred income	(2,500)	16,666

	$(88,751)	$155,121

Supplementary information:
Interest	$1,530	$--

Income taxes	$--	$--

(See Notes to Unaudited Financial Statements)

JACOBSON RESONANCE ENTERPRISES, INC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On November 27, 2000 Jacobson received notification of licensing rights from the Therapeutic Products Section of the Canadian Ministry of Health (Health Canada) for commercialization and use of the Jacobson Resonators in Canada. The license indication covers the reduction of pain associated with arthritic conditions. Jacobson Resonators are also permitted to be used for relaxation purposes.

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

BASIS OF PRESENTATION AND PLAN OF OPERATION

The balance sheet as of September 30, 2004, and the statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred losses of $600,161 for the nine months ended September 30, 2004 and $13,948,129 since its inception in 1996 and as of September 30, 2004 has a working capital deficit of approximately $2.1 million. The Company has had limited revenue during these years. There is no assurance that the Company will not encounter substantial expenses related to financing the marketing efforts or that the Company’s products will be commercially acceptable. The Company will be required to expand its management and administrative capabilities in order to manage its growth as well as to respond to competitive conditions. The Company needs to achieve a level of sales adequate to support its cost structure and will require additional equity financing and/or debt financing to fund its operations. Such funds may not be available on terms acceptable to the Company. These factors indicate that the Company may not be able to continue as a going concern.

The Company’s European licensee has received formal license issuance of the CE-Mark for the 18-inch Jacobson Resonator for the alleviation of chronic pain of arthrosis of the knee. Jacobson Resonators are also permitted to be utilized in Europe for relaxation purposes. The Company's licensee also received approval by Health Canada licensing authorities for commercialization and distribution of medical resonators, and said license covers reduction of pain of arthritic conditions.

The Company has not yet received FDA clearance for the commercialization of its clinical resonators in the United States. There is no assurance that FDA clearance will be granted for any of the Company’s products at any time in the future. On February 11, 2004, the Company was granted permission to use Jacobson Resonators to “enhance feelings of relaxation”. The Company plans to distribute the clinical models of the Jacobson Resonators in the U.S primarily through existing medical device distributors and distribute portable models as well. Clinical operations in other venues not requiring the afore-mentioned clearances are planned to generate revenues, as well as penetration into the veterinary market which does not require said regulatory clearances.

In December 2003, the Company entered a joint venture to open a pain management clinic in Nassau, Bahamas. For the nine months ended September 30, 2004, the Company has averaged 30 treatments sessions a week.

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

    Deferred Financing Costs

Deferred financing costs are the costs associated with the issuance of the 8% and 6% debentures and are being amortized over the term of the debentures. Deferred financing costs amounted to $813 and $1,179 for the nine months ended September 30, 2004 and 2003, respectively, and are included in the Company’s statement of operations.

    Stock-Option Plan

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

	Three Months Ended September 30, 2004 2003		Nine Months Ended September 30, 2004 2003
Net loss - as reported	$(173,075)	$(201,798)	$(600,161)	$(474,560)
Stock-based compensation
expense using fair value method	--	--	(162,603)	--

Net-loss - proforma	$(173,075)	$(201,798)	$(762,764)	$(474,560)

Basic and diluted loss
per share:
As reported	$--	$--	$--	$--
Proforma	$--	$--	$--	$--

During the nine months ended September 30, 2004, the Company granted to the Directors, officers and advisory board members of the Company options to purchase 9,500,000 shares of the Company’s common stock at an exercise price of $.02 per share expiring February 2009. The fair market value at the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 0%, expected volatility of 142%, risk-free interest rate of 6%, and expected lives of five years.

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

    Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as stock-based compensation. The Company accounts for the services using the fair market value of the services rendered. For the nine months ended September 30, 2004 and 2003, the Company issued 5,540,983 and 14,430,000 common shares, respectively, and recorded compensation expense of $283,555 and $109,100, respectively, in connection with the issuance of these shares.

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

3.     SUBSCRIPTION AGREEMENTS

As part of the merger agreement with Dr. Notes, the rights and obligations of Dr. Notes under a subscription agreement ensured to the benefit of and became binding upon the Company, so that any subsequent funding under the subscription agreement would be received by the Company.

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

As of September 30, 2004 the Company received $348,000 and issued 63,484,630 shares after the conversion.

4.     INVESTMENTS

The equity method of accounting is used for the Company’s joint venture in the Bahamas, where the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investment between 20% and 50%, although other factors, such as representation on the investor’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company’s equity is the Company’s investment, less the net loss of this investment, as reported in other income (expense) in the Company’s statement of operations. As of September 30, 2004, the investment in the joint venture amounted to $39,387.

5.     PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004, at cost consists of:

Furniture and fixtures	$38,304
Less: accumulated depreciation	28,960

$9,344

Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $2,391 and $2,424, respectively.

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

b)     The Company borrowed $20,000 on April 4, 2003 and $11,000 on August 28, 2003 and issued two 60 day notes to a shareholder. The Company is required to issue 42,000 and 75,000 shares per month of the Company’s common stock as interest in connection with the loans, respectively. As of September 30, 2004, the Company was in default on these notes and the entire balance is due and payable. The 1,713,206 shares due to the noteholder for interest as of September 30, 2004 also has not been issued to the noteholder. Interest expense in the amount of $13,928 has been accrued based on the fair market value of these unissued Company common shares and is included in the Company’s statement of operations for the nine months ended September 30, 2004. The balance due the noteholder of $29,000 is included in Notes payable — related parties on the Company’s balance sheet as of September 30, 2004.

c)     The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company. The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company. In February 2004, a $10,000 note was converted into 1,000,000 shares of the Company’s common stock. In connection with this loan, the Company issued the noteholder warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05 per share expiring February 2006. The fair value of the warrants issued was $5,491 and is included in the Company’s statement of operations for the nine months ended September 30, 2004 as interest expense. As of March 19, 2004, a note in the amount of $15,000 was repaid, including $1,000 of interest as agreed in the loan agreement. In July 2004, the note in the amount of $10,000 was converted into 1,050,000 shares of the Company’s common stock. For the nine months ended September 30, 2004, the Company accrued $250 of interest expense on these notes which is included in the Company’s statement of operations.

The fair value of the notes payable approximates the carrying amount due to the short-term nature of the instruments.

7.     CONVERTIBLE DEBENTURES

In September 2002, the Company issued $25,000 in convertible debentures as part of a funding agreement with Techinvest Services, Inc. (“Techinvest”) due September 3, 2005. The Company incurred costs of $2,518 in connection with this offering. The Company also recorded a beneficial conversion feature of $8,250 in connection with this convertible debenture. The beneficial conversion feature is accounted for as a discount to the debenture and is allocated to additional paid in capital. The discount is to be amortized to interest expense through the maturity date of the debt. In June 2004, the debentures were converted into 3,043,478 shares of the Company’s common stock pursuant to the agreement. All of the unamortized deferred financing costs of $9 have been charged to paid-in-capital and the discount for the beneficial conversion feature and stock issuance costs have been charged to operations at the date of conversion. The Company recorded $2,747 and $2,850 of interest expense for the nine months ended September 30, 2004 and 2003, respectively.

In August 2004, the Company issued $35,000 in 8% convertible debentures as part of a funding agreement with various lenders, due January 8, 2006. The Company incurred costs of $4,550 in connection with this offering. The discount is to be amortized to interest expense through the maturity date of the debt. The Company recorded $401 of interest expense for the nine months ended September 30, 2004.

8.     DUE TO RELATED PARTY

The Company receives royalties from an entity owned by a former Director of the Company. For the nine months ending September 30, 2004 and 2003 the Company received royalties from the related party of approximately $ -0- and $46,000, which represented -0-% and 100% of revenues, respectively. The Director accepted returned goods from one of its customers and, accordingly, the Company had to refund royalties previously earned. After offsetting the royalties and the returned goods, the Company owed the former director’s Company $66,154. This amount, by agreement with the former director was forgiven and is included in other income (expense) as forgiveness of debt in the Company’s statement of operations for the nine months ended September 30, 2004. The Company owed the related party $ -0- as of September 30, 2004.

9.     ACCRUED EXPENSES

        Accrued expenses consist of the following:

September 30, 2004
Payroll expenses	$5,350
Payroll taxes	43,633
Rent	7,752
Interest expense -related parties	67,755
Professional fees	12,000
Consulting	4,529
Director fees	120,000

$261,019

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

In connection with this settlement and based upon approval of the Company’s Board of Directors and the Agreed Order Dismissing Case and Providing Relief from the Automatic Stay (Dr. Jacobson’s personal bankruptcy) both Dr. Jacobson and the Company agreed to pay the plaintiffs the sum of $1,000,000 by July 15, 2001 (as amended). Accordingly, the Company who was not previously a party to this litigation accrued and charged the statement of operations $1,000,000 during the year ended December 31, 2000. The Company agreed to pay the entire settlement after receiving the patents from Dr. Jacobson and the rights to license and distribute the products. The balance due at September 30, 2004 is $995,000 and is payable on demand.

11.     LOANS FROM OFFICERS/SHAREHOLDERS

During 2002, Dr. Jacobson loaned the Company on various dates a total of $164,500, none of which has been repaid as of September 30, 2004. The loans are due on demand with interest at 10%. The Company recorded interest expense of $12,338 for the nine months ended September 30, 2004 and 2003, respectively. No interest has been paid and the balance due Mr. Jacobson for interest on the loans in the amount of $164,500 is included in accrued expenses on the Company’s balance sheet at September 30, 2004.

12.     COMMITMENTS AND CONTINGENCIES

License Agreement

In April 2003, the Company entered into a six year license agreement with P.E.R., Inc. (“Licensee”), under which there was an initial license payment for $100,000 to be received by the Company in consideration in granting the license. As of September 30, 2004, $38,000 had been received with the remaining balance due October, 2004. Due to nonpayment of the license payment, this agreement was terminated effective October 31, 2004.

For the nine months ended September 30, 2004 the Company recorded $12,500 of license fee revenue and the balance of $12,999 is included in deferred revenue on the Company’s balance sheet at September 30, 2004.

Consulting Agreement

On August 12, 2003, the Company entered into a consulting services agreement with Med Visor Financial Group Inc. (“MedVisor”) for a period of one year. Compensation for the services is $350,000, of which $131,250 was included in general and administrative expenses for the year ended December 31, 2003 and $218,750 is included for the nine months ended September 30, 2004. The Company issued MedVisor 12,750,000 restricted shares of the Company’s common stock as payment in connection with these services.

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

We have received some royalty revenues from Real Pure Beverage Group, LLC, Bio Resonance Technology, Inc., Canada, Serrato Enterprises-BioRes Medical, S.L. and P.E.R. Inc. We have incurred losses of approximately $868,000 for the twelve months ended December 31, 2003, and $600,000 for the nine months ended September 30, 2004.

2004 COMPARED TO 2003

The net loss increased from approximately $471,000 for the nine months ended September 30, 2003 to approximately $600,000 for the nine months ended September 30, 2004.  The items of significant increase or decrease in the nine months ended September 30, 2004 over the comparable period of the prior year were an increase in general and administrative expense from approximately $474,000 in 2003 to approximately $602,000 for the nine months ended September 30, 2004, and a decrease in interest expense from approximately $43,000 in 2003 to approximately $37,000 for the nine months ended September 30, 2004.  Operations for the nine months ended September 30, 2004 also included $66,654 in other income representing forgiveness of debt owed by the Company to its licensee for Europe, and a loss of $54,947 from our equity in the the Nassau, Bahamas joint venture.

The net loss decreased from approximately $199,000 for the three months ended September 30, 2003 to approximately $173,000 for the three months ended September 30, 2004.  The items of significant increase or decrease in the three months ended September 30, 2004 over the comparable period of the prior year were a decrease in general and administrative expense from approximately $174,000 in 2003 to approximately $157,000 for the three months ended September 30, 2004, and a decrease in interest expense from approximately $12,000 in 2003 to approximately $10,000 for the three months ended September 30, 2004.

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

Plan of Operation

In December 2003, we opened a pain management clinic in Nassau, Bahamas, through a 40% owned joint venture company, Magnetic Resonance Therapy (Bahamas) Limited.  The clinic is located in a medical building, the Bahamas Heart Center Extension, in the city of Nassau, Island of New Providence.  The first patient was treated in early December 2003. For the nine months ended September 30, 2004, the Company has averaged 30 treatments sessions a week. All of our patients have been referred by physicians in the Bahamas, in accordance with the Bahamas medical regulations.

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

Management’s focus will also be on product applications that do not require regulatory approval via joint ventures and like transactions. Other possible sources of revenue or capital for the Company include veterinary medicine, the resonated beverage businesses and offshore clinics.

The Company has entered into a license agreement with P.E.R., Inc., pursuant to which P.E.R. was licensed to manufacture and sell battery-powered, portable resonators worldwide, excepting in the United States.  As of September 30, 2004, we had received payments of $38,000 on account of the $100,000 initial license fee  pursuant to this agreement. Due to non-payment of the initial license fee, we terminated this license agreement effective October 31, 2004.

In April 2001, we entered into a consulting agreement with Regulatory Insight, Inc., of Lakewood, Colorado for healthcare consulting services.

Liquidity and Capital Resources as of September 30, 2004

In the year ended December 31, 2003, we received approximately $242,000, from the sale of equity securities and $66,000 from the proceeds of several notes payable, and in the nine months ended September 30, 2004, we received approximately $348,000 from the conversion of convertible debentures assumed in the merger of Dr. Notes, Inc. into the Company and issued 63,484,630 shares of common stock from escrow in connection with conversions of these notes.  Given our current liquidity position, we are required to seek additional funds through either debt or equity financing. Our year-end financial statements include an explanatory paragraph about our ability to continue as a going concern.

On May 10, 2004, we issued 3,043,078 shares of Common Stock upon conversion of an outstanding $25,000 convertible debenture.

Note 6 of the financial statements refers to the fact that we received $250,000 from the proceeds of several promissory notes which have 60 days terms and pay interest at 5% per annum. These remaining $225,000 principal balance of these notes was converted in August 2003. Note 6 also refers to the fact that we issued a 60 day notes to a stockholder on April 4 and August 28, 2003, in the respective amounts of $20,000 and $11,000, to evidence a loans to us in those amounts. We are required to issue 42,000 and 75,000 shares per month of the Company’s common stock in connection with the loans, respectively.  As of September 30, 2004, the Company was in default on these notes and the entire balance is due and payable in full.  We issued 750,000 shares of Common Stock to the noteholder in May, 2004, and 1,713,206 shares remain due to the noteholder for interest as of September 30, 2004.  Interest expense in the amount of $13,928 has been accrued based on the fair market value of these unissued Company common stock and is included in the Company’s statement of operations for the nine months ended September 30, 2004.  The balance due the noteholder of $29,000 is included in Notes payable — related parties on the Company’s balance sheet as of September 30, 2004.

The Company borrowed $35,000 on November 18, 2003 from three shareholders of the Company.  The Company issued two 90 day 5% notes. One loan repayment was conditional on future funding to be received by the Company.  In February 2004, a $10,000 note was converted into  1,000,000 shares of the Company’s common stock.  In connection with this loan, the Company issued the noteholder warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.05 per share expiring February 2006.  The fair value of the warrants issued was $5,491 and is included in the Company’s statement of operations for the nine months ended September 30, 2004 as interest expense.   As of March 19, 2004, a note in the amount of $15,000 was repaid, including $1,000 of interest as agreed in the loan agreement.  In July, 2004, the note in the amount of $10,000 was converted into 1,050,000 shares of the Company’s common stock.  For the nine months ended September 30, 2004, the Company accrued $250 of interest expense on these notes which is included in the Company’s statement of operations.

ITEM 3. Controls and Procedures

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-QSB. There have been no changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
7/06/04	1,050,000 shares of Common	Private Investor	NA	$.01/NA
Stock issued upon conversion
of convertible note

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)        The Company held its Annual Meeting of Stockholders on August 27, 2004, in West Palm Beach, Florida.

    (c)        At the Annual Meeting, a total of 220,548,637 shares were present in person or by proxy (including shares of preferred stock entitled to vote as common) out of 273,175,033 shares outstanding (including the preferred stock, voting as 30,000,000 shares of common stock). The following is the result of stockholder voting on the proposals before the meeting:

Proposal	Votes in Favor	Votes Against	Abstentions/ Broker Nonvotes
Election of Dr. Jerry I	220,045,069		503,565
Jacobson as Director

Election of Harvey	220,169,137		379,500
Grossman as Director

Election of Sidney Paul	219,473,741		1,074,900
Martin as Director

Election of Michael	219,529,737		1,018,900
Steigman as Director

Increase of Authorized	205,832,756	4,527,946	418,435
Common Stock to
700,000,000 shares

Adoption of Amendment	83,720,154	3,082,654	205,935
to 2001 Stock Option Plan
(25,000,000 additional shares)

All the above directors were elected to office, and the two proposals listed above were also approved.

Item 6. Exhibits

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

JACOBSON RESONANCE ENTERPRISES, INC. /S/ Jerry I. Jacobson Dr. Jerry I. Jacobson, Chief Executive Officer and Principal Financial Officer DATE: November 19, 2004

Exhibit Index

Exhibit
Number          Description

31	Certification of Dr. Jerry I. Jacobson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Dr. Jerry I. Jacobson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.